Form 10QSB
period 1999-09-30
GLOBAL DATATEL INC
filed 1999-11-10
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

 For the quarterly period ended September 30, 1999

| | Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________


                      Commission File No.       0-26817
                                                -------


                               Global DataTel,Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                                          87-0067813

-----------------------------                                                 -------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


                    3333 Congress Ave.,Delray Beach,Fl. 33445

--------------------------------------------------------------------------------

                    (Address of principal executive offices)

                                (561)- 276- 8260

--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes         No   X
    -------    ------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999:
22,495,623 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -------    ------

                      GLOBAL DATATEL,INC. AND SUBSIDIARIES
             Index to Form 10-QSB for the Period Ended Sept.30, 1999

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets                                                                               3-4

Consolidated Statements of Income and Comprehensive Income                                                  4

Consolidated Statements of Cash Flows                                                                       5

Notes to Consolidated Financial Statements                                                                  6

Item 2. Management's Discussion and Analysis or Plan of Operation                                           9

PART II. OTHER INFORMATION

Item 5. Other information                                                                                   11

Item 6.  Exhibits and Reports on  Form 8-K                                                                  11

                       GLOBAL DATATEL AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                             September 30,        December 31,

ASSETS                                                           1999                1998
          ----------------------------------------------------------------     --------------
Current Assets:
     Cash  and Cash Equivalents                            $    158,892        $    101,743
     Trade Accounts Receivable                                2,898,273           2,720,363
     Inventories, Net                                         1,012,152           1,152,746
     Prepaid Expenses and Other Current Assets                1,876,242             689,332
                                                           ------------        ------------
          Total Current Assets                                5,945,559           4,664,184
                                                           ------------        ------------

      Property and Equipment, Net                               549,279             479,970
     Goodwill                                                10,918,780          10,918,780
     Investment in Unconsolidated Subsidiary                  3,350,000           3,350,000
     Deferred Charges & Other Assets                             30,691             923,082
                                                           ------------        ------------
               Total Assets                                $ 20,794,309        $ 20,336,016
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short Term Borrowings, Banks                          $  1,029,405        $  1,175,146
     Accounts Payable                                         4,436,617           2,597,599
     Accrued Expenses & Other Current Liabilities             2,079,807           1,772,693
                                                           ------------        ------------
          Total Current Liabilities                           7,545,829           5,545,438
                                                           ------------        ------------

Long Term Liabilities
    Financial Obligations                                  $     72,921        $     97,159
     Deferred Revenues                                           44,759             409,081
                                                           ------------        ------------
          Total Liabilities                                   7,663,509           6,051,678
                                                           ------------        ------------

Stockholders' Equity
     Common Stock                                                22,496               9,180
     Preferred Stock                                                  -                 105
     Additional Paid in Capital                              17,781,557          17,781,557
     Retained Earnings                                       (4,822,168)         (3,835,090)
     Accumulated Translation Adjustment                         148,915             328,586
                                                           ------------        ------------
          Total Stockholders' Equity                         13,130,800          14,284,338
                                                           ------------        ------------

                                                           ------------        ------------
          Total Liabilities and Stockholders' Equity       $ 20,794,309        $ 20,336,016
                                                           ============        ============

         See Accompanying Notes to Consolidated Financial Statements.

                       GLOBAL DATATEL AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                                 (unaudited)

                                                            For the three months ended              For the Nine months ended
                                                                   September-99                           September-99
                                                             1999               1998                1999              1998
               -----------------------------------------------------        -----------          ---------         ----------
Revenues                                                 $ 2,279,982        $ 5,621,769          9,583,440         15,760,387

Cost of Sales:
     Cost of goods sold                                    1,103,723          2,170,885          5,339,017          8,558,865
     Other Costs of Sales                                    118,374             76,890            948,216          1,393,304
                                                         ------------       -----------         -----------------------------
                                                           1,222,097          2,247,775          6,287,233          9,952,169

          Gross Profit                                     1,057,885          3,373,994          3,296,207          5,808,218
                                                         ------------       -----------         -----------------------------

Operating Expenses:
     Personnel                                               753,558          1,494,074          2,531,876          2,136,089
     Marketing & Promotion, Travel &
          Entertainment, Communications                      145,740             80,101          1,086,688            165,085
     Occupancy                                                56,996             56,185            273,439            405,747
     Professional Fees                                        87,469             94,813            258,260            205,272
     Provision for Doubtful Accounts                          (1,136)                 -             14,716             10,445
     Depreciation & Amortization                              (3,274)            20,756             29,511             76,659
   Other Expenses                                            594,262            959,914            730,782          1,336,307
                                                         ------------       -----------         -----------------------------
          Total Operating Expenses                         1,633,615          2,705,843          4,925,272          4,335,604
                                                         ------------       -----------         -----------------------------

Other Income /(Expense):
     Interest Income                                           9,877              6,777            117,662            182,834
     Interest Expense                                       (137,482)          (160,977)          (434,448)          (337,034)
     Other                                                    10,076            (22,402)           (47,296)           (92,821)
                                                         ------------       -----------         -----------------------------
          Total Other Income/Expenses                       (117,529)          (117,246)          (364,082)          (247,021)
                                                         ------------       -----------         -----------------------------

Income Before Income Taxes                                  (693,259)           550,905         (1,993,147)         1,225,593

Provision for Income Taxes                                   148,165               (280)           138,364             11,420
                                                         ------------       -----------         -----------------------------
Income Before Effects of Discontinued Operations            (841,424)           551,185         (2,131,511)         1,214,173

Discontinued Operations
                                                         ------------------------------         -----------------------------
Net Income (Loss)                                           (841,424)           551,185         (2,131,511)         1,214,173
Other comprehensive income:
   Foreign currency translation, net of taxes                129,865             42,987            148,915             41,269
                                                         -----------        -----------
Comprehensive Income (Loss)                              $  (711,559)       $   594,172         (1,982,596)         1,255,442
                                                         ===========        ===========        ------------------------------
Per Share earnings (Loss)                                     ($0.03)              0.06             ($0.08)              0.13

         See Accompanying Notes to Consolidated Financial Statements.

                         GLOBAL DATATEL AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1.999
                         AND THE TWELVE MONTHS OF 1.998


                                                                                    September                 Full year
                                                                                    30, 1.999                 1,998.00
Cash Flow from Operating Activities
Net Income (loss)                                                                 (2,131,511.00)              (314,084.00)

Adjustments to reconcile net Income (Loss)
Loss on impaired assets and sales of assets                                                                     13,547.00
Loss from operations on subsidiary sold                                                                        629,473.00
Gain on sale of division                                                                                    (1,999,813.00)
Depreciation and amortization                                                         29,511.00                287,023.00
Provision for Bad Debts                                                               14,716.00                389,880.00
Deferred barter credits                                                                                       (123,900.00)

Changes in assets and liabilities
Increase in Trade Accounts Receivable                                               (177,910.00)            (3,682,283.00)
Increase in Inventories                                                              140,594.00             (1,152,746.00)
Increase in Prepaid Expenses and Other Current Assets                             (1,186,910.00)             1,521,770.00
Increase in Deferred Charges & Other Assets                                          892,391.00
}increase in Accounts Payable                                                      1,839,018.00              2,570,498.00
}increase in Accrued Expenses & Other Current Liabilities                            307,114.00                742,034.00
Increase in Defferred Revenues                                                      (364,322.00)               409,081.00
Increase in Notes Payable to Shareholders                                                                    1,021,667.00

Net cash provided (used) by operating activities                                    (637,309.00)               312,147.00

Cash used in Investing Activities
Additions to Property, Plant and Equipment                                            69,309.00               (301,102.00)
Net cash used by Investing Activities                                                 69,309.00               (301,102.00)

Cash provided (used) by Financial Activities
Increase in Short Term Borrowings, Banks                                            (145,741.00)
(Increase) decrease in mortgages payable                                             (24,238.00)                (7,374.00)
Proceds from sale of subsidiary                                                                              1,370,340.00
Convertible deventure received for sale of subsidiary                                                       (3,350,000.00)
Notes payable assumed in connection with adquisitions                                                        1,175,146.00
Decrease in Retained Earnings                                                        815,847.00
Proceeds from issuance of common stock                                                13,211.00                574,000.00
Net Cash provided (used) by Financial Activities                                     804,820.00               (237,888.00)

Increase (decrease) in cash prior to effect of
exchange rate on cash                                                                236,820.00               (226,843.00)
Effect of exchange rate on cash                                                     (179,671.00)               328,586.00

Net Increase (Decrease) in Cash                                                       57,149.00                101,743.00
Prior year Cash                                                                      101,743.00
Cash at the end of the period                                                        158,892.00                101,743.00

         See Accompanying Notes to Consolidated Financial Statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements which include the accounts of Global Datatel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10Q-SB and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended Sept.30, 1999 and the nine months ended Sept 30,1999 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1998.

     Organization - Global DataTel, Inc. ("the Company") was originally incorporated under the laws of the State of Utah on April 17, 1980 as La Plate Oil and Mining, Inc. On October 1, 1982 the company changed its name to Gold Coast Resources, Inc. ("Gold Coast"). On September 30, 1998 Gold Coast purchased 100% of the outstanding common stock of International Computer Resources ("ICR") (a Florida corporation) and Mantenimiento Electronico de Sistemas Limited ("MES") (a Colombian corporation) in a transaction accounted for as a purchase. ICR and MES were both wholly owned and majority-owned, respectively, by the majority shareholder of the Company. On December 2, 1998 the company changed its name to Global DataTel, Inc. The Company engages primarily in the sale and distribution of medium and high-end computer and software products, including Enterprise Resource Planning (ERP) suites, as well as, providing information technology solutions and support to medium and large business clients. The Company has distribution agreements with International Business Machines ("IBM"), Lotus, Cisco Systems, and JBA.

     On November 30, 1998, the Company purchased three unrelated companies in Colombia, South America, DLR & CIA ("DLR"), Micro Star Ltda. ("Micro"), and CASA Informatica ("Casa"). The companies acquired are also in the business of providing software and hardware solutions to companies in their markets. Previous to the acquisition by ICR and MES, Gold Coast Resources was a development stage company that, through a wholly-owned subsidiary the Travel Agents Hotel Guide, Inc. ("Hotel"), was engaged in the business of developing a hotel guide that was to sell advertising space to the hotel and travel industry. Gold Coast sold Hotel on December 14, 1998.

     The following is summary of the significant policies followed in the preparation of the consolidated financial statements.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


     Cash - For purposes of cash flows the company considers investments of three months or less as cash equivalents. Revenues from services are recognized as the services are performed. Revenues from the sales and installation of a hardware package are recognized when the installation is substantially completed and operational.

     Inventories - Inventories are principally composed of finished goods and are stated at the lower of cost or market.

     Accounts Receivable - The Company periodically reviews the adequacy of the allowance for doubtful accounts and maintains the allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

     Property, Plant and Equipment - Property, plant, and equipment is carried at cost, less accumulated depreciation. Gains or losses from sales or retirements are included in current operations. Maintenance, repairs and renewals of a routine nature are charged to operations. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method which range from five to ten years.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of accounts receivable and debt securities. Concentration of credit with respect to accounts receivable as of December 31, 1998 was limited to an amount due from an agency of the Colombian Government, which represented approximately 22% of the net accounts receivable. The Company provides for estimated credit losses at time of sale based upon factors surrounding the credit risk of specific customers, historical trends and other information. The investment in debt securities represents 100% of the total category. This investment consists of a convertible debenture in Ameriresources Technologies, Inc, a publicly traded entity. The debenture is personally guaranteed by the majority stockholder of Lexington Sales, Inc.


     Fair Value of Financial Instruments - The carrying amount of cash and short-term borrowings, banks are carried at costs, which based on management's estimates approximates their fair values as of Sept. 30, 1999.

     Income Taxes - The Company and its U.S. subsidiary file a consolidated income tax return. Foreign subsidiaries are not consolidated. The Company has adopted SFAS 109 and this pronouncement caused no material changes on the financial statements. The provision for income taxes is primarily related to the reconciliation of the taxes paid and owed by the foreign subsidiaries in accordance with the taxing rules and regulation promulgated by the Colombian government as of December 31, 1998.

     Translation of Foreign Currency - The Company's Colombian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFA No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No 52, the Company considers the Colombian peso to be the functional currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from intercompany transactions are of long term in nature and are accumulated as cumulative translation adjustments.


NOTE 2: OPERATING GROUPS

The Company has two operating segments: the Information Systems Group ("ISG") and the Online Services Group ("OSG"). Products distributed by ISG includes mid-range and mainframe servers that run on UNIX, OS/400,S390, and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals),operating software, internet consulting, ERP applications, and e-commerce applications. Through OSG, the Company offers its consumer customers internet access in 16 countries, as well as multi-lingual content available via the world wide web at its domain www.ehola.com. The commercial division provides for e-commerce design,support, and consultation services throughout Latin America. The division also resells internet appliances such as Web Top Boxes and Personal Computers.The accounting policies of the segments are the same. Although management measures the profitability of its business through the results of these two segments, the Company's segments have similar economic characteristics and, as such, the results of operations have been aggregated and separate disclosure is not presented.. During the three months ended Sept.30, 1999 and 1998, as well as the nine months ended June 30, 1998 and 1998, approximately 60% of the Company's net sales were generated from the sale of IBM products. No one customer accounted for more than 6% and 7% the Company's net sales in the three months ended Sept. 30, 1999 and 1998, respectively, and no other single customer accounted for more than 5% of the Company's net sales for the nine months ended Sept. 30,1999 and 1998.





NOTE 3 - BUSINESS ACQUISITIONS

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. In all of the acquisitions, 100% of the acquired companies were purchased.

     On September 30, 1998 the Company purchased, in a stock transaction, ICR and MES. On November 30, 1998 the company purchased three Colombian companies, DLR, Casa, and Micro.

     The Company acquired all of the stock of ICR for 105,000 shares of convertible preferred stock valued at $0.001 per share and 4,243,843 shares of common stock valued at $2.00 per share. The net assets acquired and liabilities assumed approximated $90,000 and $190,000, respectively. The purchase resulted in goodwill of approximately $8,600,000. The subsidiary of ICR, eHOLA.com, an Internet service provider, is expected to generate the future realizable income necessary to justify the resulting goodwill in this transaction. The acquisition was recorded using a discounted price per share due to the low volume of trading of the Company's common stock during the period of the acquisition.




     The Company acquired MES for 357,143 common stock shares of the Company, valued at $2.00 per share. The net assets acquired and liabilities assumed approximated $1,181,000 and $913,000, respectively. The purchase resulted in goodwill of approximately $475,000.

     The Company acquired DLR for $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter, as defined) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $1,536,000 and $1,732,000, respectively. The acquisition resulted in goodwill of approximately $502,000.

     The Company acquired Casa for $840,000 ($93,333 at closing and eight monthly installments of $93,333 thereafter, as defined) in cash, and 392,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. The acquisition resulted in goodwill of $808,000.

     The Company acquired Micro for $150,000, payable in six consecutive monthly payments from the date of closing, and 70,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $926,000 and $748,000, respectively. The purchase resulted in goodwill of $537,000.

     The Company issued non-interest-bearing promissory notes to the shareholders of DLR, Casa and Micro for the unpaid cash portion of the consideration for the acquisitions. The terms of the notes for the individual companies acquired are as presented in the preceding paragraphs and the amount due is reflected as notes payable to stockholders in the accompanying consolidated balance sheet as of December 31, 1998. As discussed in Note 15, the Company is currently attempting to raise capital in connection with a proposed public offering. The realization of a major portion of the assets in the accompanying balance sheet as of December 31, 1998 is dependent upon continued operations of the Company, and their ability to raise additional capital. Management believes that actions presently taken to revise the Company's operating and financial requirements will provide the opportunity for the Company to continue as a going concern.



NOTE 4 - GOODWILL

     Goodwill, which represents the excess of acquisition costs over the net assets acquired in the business combinations, is amortized on the straight-line method over 20 years (See Note 2). The carrying amount of goodwill is reviewed annually using estimated un-discounted cash flows for the businesses acquired over the remaining amortization periods.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company is a member of a group of affiliated entities and, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.


NOTE 6 - SUBSEQUENT EVENTS

     In February, 1999, the Company signed a letter of intent with Dirks & Company to act as the Managing Underwriter in connection with a proposed offering of shares of Cumulative Convertible Debentures of the Company. Dirks & Company intends to underwrite, on a firm commitment basis, such number of Debentures which will result in gross proceeds of approximately $50 million. A firm commitment does not guarantee that the underwriter will fund the proposed offering, since their commitment is not known until the twenty day waiting period following the SEC approved registration has been filed. As of this date no registration document relating to this proposed offering has been filed and management cannot determine at this time the eventual outcome of this proposed offering. On August 18,1999, Dirks & Company agreed to revise their offering into a 144A offering. This new offering will supercede the previously announced public offering. This offering has not yet commenced.

     On February 5, 1999 the Company did an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a related party, and the Form D was timely filed with the Securities and Exchange Commission.

     In April 1999, the Company began negotiations to acquire 100% of the shares of stock of a computer solutions provider. As of this date, management has decided not to acquire these entities.

     On October 8, 1999, the Company signed a Merger Agreement and Plan of Reorganization with Surge Components, Inc. ("SCI"). Upon completion of the proposed merger the Company will operate as a wholly-owned subsidiary of GDI. Pursuant to the agreement, shareholders of (SCI) will receive approximately 2,430,000 shares of GDI in exchange for all of Surge's outstanding stock on a one for two basis. Surge's publicly held warrants will be exchanged on a one for one basis for GDI warrants with the same exercise price and expiration date. The acquisition is subject to shareholder approval,due diligence and the satisfaction of conditions precedent

In October 1999, Surge loaned $1,000,000 to GDI. The loan, which is due June 1, 2000, incurs interest at the rate of ten percent (10%) per annum and is collateralized by 300,000 shares of GDI stock. On the completion of the Merger with Surge, the outstanding principal balance and accrued interest of the loan will be forgiven.


NOTE 7 - STOCK OPTION AGREEMENT

     In April 1999, the Company entered into an option agreement with a consultant, in partial payment of services rendered. The agreement grants 250,000 shares of the Company's common stock, at an exercise price of $5.75 per share. The options are non-dilutive. To date, no options have been exercised.


NOTE 8 - OPERATING RISKS

     As substantially all of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

NOTE 9 - IMPACT OF YEAR 2000 - UNAUDITED

     The Company is in the process of evaluating the effect of the year 2000 on its computer systems. The Company believes that the cost of upgrading its systems will not materially affect the operations but will constitute the normal periodic ongoing cost of maintaining and improving its computer system.

     The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties failure to remediate their own year 2000 issues. There can be no guarantee that the system of such companies or payors will be timely converted and would not have an adverse impact on the Company. Additionally, general problems such as electric power, water and sewer etc., are beyond the ability of the Company to determine, and would affect most other companies in the geographic area of Colombia.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation are forward-looking(within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act) and involve a number of risks and uncertainties. These include the Company's short operating history, need to manage its growth, general economic downturns, intense price cutting in the computer industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission (the"Commission"). Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently,forward-looking statements are inherently subject to risks and uncertainties,and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Report on Form 10-SB for the year ended December 31, 1998, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. RESULTS OF
OPERATIONS: Net sales for Global DataTel, Inc. and Subsidiaries (the "Company") for the nine months ended Sept 30, 1999 decreased by $6,176,947, or 60%, to $9,583,440 as compared to net sales of $15,760,387 for the nine months ended Sept 30, 1998. The Company's net sales for the three months ended Sept. 30, 1999 decreased by $3,341,787, or 60%, to $2,279,982 as compared to net sales of $5,621,769 for the three months ended August 31, 1998. This decrease was attributable primarily to having our main supplier sell direct to our clients on a commission basis in response to credit risk avoidance in the country of Colombia, management will make on a case by case basis a credit evaluation on each potential client, as its normal course of business. The eHOLA.com subsidiary posted revenues of $18,842, this marks the first revenues for the Online Services Division. There can be no assurance, however, that these improving conditions will continue in the latter part of 1999. The Company will continue to attempt to increase sales by introducing new products, hiring more salespeople and sales representatives, also with the initial shipments of our Flagship Internet Access Service pre-loaded on IBM Aptivas's destined for Latin America commenced on Oct. 1, 1999. The Online Services Group, has also initiated retail sales of Internet appliances direct to consumers in various test markets in Latin America. The Company's gross profit for the nine months ended Sept. 30, 1999 decreased by $2,512,011, or 43%, as compared to the nine months ended Sept. 30, 1998. The Company's gross profit for the three months ended Sept. 30, 1999 decreased by $2,316,109, or 68%, as compared to the three months ended Sept. 30,1998. The lower margins were primarily a result of the Company choosing to have our supplier sell direct, and the company receives lower margins as a consequence of shifting the credit risk. General and administrative expenses for the nine months ended Sept. 30, 1999 increased by 24%, as a percentage of sales compared to the nine months ended Sept. 30, 1998. For the three months ended Sept. 30, 1999, general and administrative expenses increased by 23%, as compared to the three months ended Sept. 30, 1998. These increases are primarily due to costs associated with the Online Services Group. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities during the third quarter 1999. The Online Services Groups, losses decreased at the rate of $63,000 per quarter or 27% second to third quarter. The Company is committed to increasing sales through, an Internet initiative to market portal and e-commerce products and services to midsize and enterprise class customers. Interest expense for the nine months ended Sept. 30, 1999 increased by $117,061 or 47%, as compared to the nine months ended Sept. 30, 1998. Interest expense for the three months ended Sept. 30, 1999 increased by $283, or 0%,as compared to the three months ended Sept. 30, 1998. These increases are primarily due to the Company's increased purchasing through lines of credit. The Company intends to continue utilizing lines of credit on an as needed basis based on its cash needs. As a result of the foregoing, the Company had net loss of $1,982,596 for the nine months ended Sept. 30, 1999 as compared to a net profit of $1,255,442 for the nine months ended Sept. 30, 1998. The Company had net loss of $711.559 for the three months ended Sept. 30, 1999, as compared to a net income of $594,172, for the three months ended Sept. 30, 1998. The Company's Current Ratio changed to 0.77 at Sept. 30, 1999, as compared to 0.84 at Dec. 31, 1998, as a result of increased accounts payable. The average number of days to collect receivables remained about the same at 61 days. Management believes that working capital levels are adequate to meet the current operating requirements of the Company. In August 1999, the Company renewed the letters of credit agreements with its banks through July 31, 1999 allowing the Company to obtain up to $1,000,000 in in direct borrowings with a maximum borrowing limit of $1,500,000. The direct borrowings incur interest at the bank's market rate. Borrowings are collateralized by the assets of the Company.. The Company intends to expand its facilities over the next several years in order to achieve and maintain the growth expected primarily through the increased penetration of the internet e-business market, the introduction of new products and the upgrade of existing product lines.

On October 8, 1999, the Company signed a Merger Agreement and Plan of Reorganization with Surge Components, Inc. ("SCI"). Upon completion of the proposed merger Surge (SCI), will operate as a wholly owned subsidiary of GDI. Pursuant to the agreement, shareholders of Surge will receive approximately 2,430,000 shares in Global DataTel in exchange for all of Surge's outstanding stock on a two for one basis. Surge's publicly held warrants will be exchanged on a one for one basis for Global DataTel warrants with the same exercise price and expiration date. The acquisition is subject to Surge's shareholder approval, due diligence and the satisfaction of conditions precedent. In October 1999, Surge Components loaned $1,000,000 to Global Datatel. The loan, which is due June 1,

2000, incurs interest at the rate of ten percent (10%) per annum and is collateralized by 300,000 shares of Global DataTel stock pledged by Richard Baker, President. On the completion of the Merger with Surge, the outstanding principal balance and accrued interest of the loan will be forgiven. During the nine months ended Sept. 30, 1999, the Company had net cash used in operating activities of $614.813, as compared to $312,147 provided by operating activities in the twelve months of 1998. The increase in cash used by operating activities resulted mainly from an increase in accounts payable. The Company had net cash used in investing activities of $69,309 for the nine months ended Sept. 30 1999, as compared to $301,102 provided by investing activities for the twelve months ended Dec.31, 1998. The Company had net cash provided by financing activities of $804,820 for nine months ended Sept. 30, 1999, as compared to $237.888 used in the twelve months ended Dec. 31, 1998. As a result of the foregoing, the Company had a net increase in cash of $57,149 during the nine months ended Sept. 30, 1999, as compared to a net increase of $101.743 for the twelve months ended Dec.. 31, 1998. The Company expects that its cash flow from operations, current investment program and the Company's line of credit agreement will be sufficient to meets its current financial requirements over at least the next twelve months.

                                     PART II

Item 5.  Other information

     On September 29,1999 , Mr.Gerald D'Ambrosio, The Company's Secretary resigned. Mr. Antonio Serrato was appointed Company Secretary by the Board of Directors, effective October 4,1999.

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits.

Exhibit No.                    Description
- -----------                  -----------

11.1                     Statement re: Computation of per share earnings.

27.                      Statement re: Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL DATATEL, INC.


                             By: /s/ German Ramirez
                                -------------------------------

                                German Ramirez
                                Principal Financial Officer


 Dated:November 8,1999