Form 10QSB/A
period 1999-09-30
GLOBAL DATATEL INC
filed 2000-05-11
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________


                       Commission File No.       0-26817
                                                 -------


                               Global DataTel,Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         Nevada                                                   87-0067813
-----------------------                                         -------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No    X
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999: 22,495,623 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

Yes          No    X
    -------     -------

                      GLOBAL DATATEL,INC. AND SUBSIDIARIES

            Index to Form 10-QSB/A for the Period Ended Sept.30, 1999


PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:.......................................3

Consolidated Balance Sheets.........................................3

Consolidated Statements of Operations and Comprehensive Income......5

Consolidated Statements of Cash Flows...............................6

Notes to Consolidated Financial.....................................8

Item 2. Management's Discussion and Analysis or Plan of Operation...11

PART II. OTHER INFORMATION

Item 5. Other.......................................................17

Item 6. Exhibits and Reports on Form 8-K............................17

PART I

ITEM 1. FINANCIAL STATEMENTS:


                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                   A S S E T S

                                                                                September 30,    December 31,
                                                                                   1 9 9 9         1 9 9 8
                                                                                  ----------      ----------
Current assets:
   Cash                                                                           $   50,638      $  133,676
   Accounts receivable, net of allowance
     for doubtful accounts of $404,595 and
     $389,880, respectively                                                        2,898,273       2,867,344
   Due from stockholders                                                                  --         364,380
   Inventories                                                                     1,012,152       1,127,611
   Other current assets                                                            1,984,496         447,214
                                                                                  ----------      ----------

     Total current assets                                                          5,945,559       4,940,225
                                                                                  ----------      ----------

Property, plant and equipment, net of
   accumulated depreciation of $346,449 and
   $309,332, respectively                                                            549,279         522,585
                                                                                  ----------      ----------

Other assets:
   Goodwill, net of accumulated amortization of
   $51,323 and $5,133, respectively                                                1,180,421       1,226,611
   Other assets                                                                       30,691         531,345
                                                                                  ----------      ----------

     Total other assets                                                            1,211,112       1,757,956
                                                                                  ----------      ----------

     Total assets                                                                 $7,705,950      $7,220,766
                                                                                  ==========      ==========




See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY


                                                                                September 30,      December 31,
                                                                                   1 9 9 9           1 9 9 8
                                                                                 -----------       -----------
Current liabilities:
   Short term borrowings, banks                                                  $ 1,029,405       $   998,477
   Deferred revenues                                                                  44,759           409,081
   Accounts payable                                                                3,774,950         2,300,541
   Accrued expenses                                                                2,809,045         1,032,382
   Notes payable to shareholders                                                     661,667         1,056,667
                                                                                 -----------       -----------

     Total current liabilities                                                     8,319,826         5,797,148

Mortgage payable - bank                                                               72,921            97,159
                                                                                 -----------       -----------

     Total liabilities                                                             8,392,747         5,894,307
                                                                                 -----------       -----------

Commitments and contingencies

Stockholders' (deficiency) equity:
Preferred stock 25,000,000 shares
   authorized, par value $.001, -- and 105,000
   shares issued as of September 30, 1999 and
   December 31, 1998, respectively                                                        --               105
Common stock, 50,000,000 shares authorized
   par value $.001, 22,280,124 and 9,180,123 shares
   issued and outstanding as of September 30, 1999
   and December 31, 1998, respectively                                                22,280             9,180
Paid in capital                                                                    9,006,495         8,719,489
Accumulated deficit                                                               (9,956,519)       (7,363,963)
Foreign currency translation adjustment                                              240,947           (38,352)
                                                                                 -----------       -----------

     Total stockholders' (deficiency) equity                                        (686,797)        1,326,459
                                                                                 -----------       -----------

     Total liabilities and stockholders' (deficiency) equity                     $ 7,705,950       $ 7,220,766
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                     Nine Months Ended                    Three Months Ended
                                                                       September 30,                         September 30,
                                                                 1 9 9 9            1 9 9 8            1 9 9 9            1 9 9 8
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $  9,583,440       $         --       $  2,279,982       $         --
Costs of goods sold                                              6,287,233                 --          1,400,770                 --
                                                              ------------       ------------       ------------       ------------

Gross profit                                                     3,296,207                 --            879,212                 --
                                                              ------------       ------------       ------------       ------------

Selling, general, and administrative expenses                    2,854,441                 --            642,242                 --
Payroll and related expenses                                     2,531,876                 --          1,338,937                 --
Interest expense                                                   434,448                 --            137,482                 --
Other (income), net                                                (70,366)                --            (19,953)                --
                                                              ------------       ------------       ------------       ------------

Total expenses and other (income), net                           5,750,399                 --          2,098,708                 --
                                                              ------------       ------------       ------------       ------------

Loss before provisions for income taxes                         (2,454,192)                --         (1,219,496)                --
Provision for income taxes                                         138,364                 --            148,165                 --
                                                              ------------       ------------       ------------       ------------

Loss from continuing operations                                 (2,592,556)                --         (1,367,661)                --

Discontinued operations:
   Loss from operations from subsidiary sold                            --           (435,269)                --           (145,090)
                                                              ------------       ------------       ------------       ------------

Net loss                                                        (2,592,556)          (435,269)        (1,367,661)          (145,090)

Other comprehensive income:
   Foreign currency translation, net of tax                        279,299                 --            260,249                 --
                                                              ------------       ------------       ------------       ------------

Comprehensive loss                                            $ (2,313,257)      $   (435,269)      $ (1,107,412)      $   (145,090)
                                                              ============       ============       ============       ============

Loss per share - Basic and diluted
   Loss per share from continuing operations                  $       (.12)      $         --       $       (.07)      $       (.02)
   Loss per share from discontinued operations                          --               (.08)                --                 --
                                                              ------------       ------------       ------------       ------------

Net loss per share - Basic and diluted                        $       (.12)      $       (.08)      $       (.07)      $       (.02)
                                                              ============       ============       ============       ============

Weighted average shares outstanding

   Basic                                                        22,267,256          5,191,030         20,280,124          6,156,431
   Diluted                                                      22,267,256          5,191,030         20,280,124          6,156,431




See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              1 9 9 9           1 9 9 8
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(2,592,556)      $  (435,269)
Adjustment to reconcile net loss to net
    cash (used) provided by operations
    Depreciation and amortization                                                82,670             5,969
    Provision for bad debt expense                                               14,715                --
Changes in operating assets and liabilities:
      Accounts receivable                                                       (45,644)               --
      Inventories                                                               115,459                --
      Other assets                                                           (1,023,417)          (11,202)
      Accounts payable and accrued expenses                                   3,238,499           (28,883)
      Deferred revenues                                                        (364,322)               --
                                                                            -----------       -----------

Net cash used in operating activities                                          (574,596)         (469,385)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed assets                                               (63,811)               --
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings of notes payable                                          (388,310)         (104,533)
      Net advances from stockholders                                            364,380                --
      Proceeds from issuance of common stock                                    300,000           574,000
                                                                            -----------       -----------

Net cash flows provided by financing activities                                 276,070           469,467
                                                                            -----------       -----------

Foreign currency effect on cash                                                 279,299                --
                                                                            -----------       -----------

Net change in cash                                                              (83,038)               82
Cash at beginning of year                                                       133,676                --
                                                                            -----------       -----------

Cash at end of year                                                         $    50,638       $        82
                                                                            ===========       ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  1 9 9 9         1 9 9 8
                                                                                ----------      ----------
Supplemental cash flow information:
  Cash paid during the year for:
  Interest                                                                      $  434,448      $       --
                                                                                ==========      ==========
  Income taxes                                                                  $  138,364      $       --
                                                                                ==========      ==========

Non-cash investing and financing transactions:
  Preferred shares issued to purchase subsidiaries                              $       --      $      105
  Common shares issued for services                                                     --         199,200
  Common shares issued to purchase subsidiaries                                         --       1,088,455
                                                                                ----------      ----------

                                                                                $       --      $1,287,760
                                                                                ==========      ==========




See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc., International Computer Resources ("ICR"), Mantenimiento Electronico de Sistemas Limited ("MES"), DLR & CIA ("DLR"), Micro Star LTD> ("MICRO") and CASA Informatica ("CASA") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and December 30, 1998 and the statements of income and comprehensive income and cash flows for the nine and three months ended September 30, 1999 and September 30, 1998.

The consolidated results of operations for the nine and three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-SB, for the year ended December 31, 1999.

Organization - Global DataTel, Inc. ("the Company") was originally incorporated under the laws of the State of Utah on April 17, 1980 as La Plate Oil and Mining, Inc. On October 1,1982 the company changed its name to Gold Coast Resources, Inc. ("Gold Coast"). On September 30, 1998 Gold Coast purchased 100% of the outstanding common stock of International Computer Resources ("ICR") (a Florida corporation) and Mantenimiento Electronico de Sistemas Limited ("MES") (a Colombian corporation). On December 2, 1998 the company changed its name to Global DataTel, Inc.

On November 30, 1998, the Company purchased three unrelated companies in Colombia, South America, DLR & CIA ("DLR"), Micro Star LTD. ("Micro"), and CASA Informatica "("Casa"). The companies acquired are also in the business of providing software and hardware solutions to companies in their markets. Prior to the acquisition of ICR and MES, Gold Coast Resources was a development stage company that, through a wholly-owned subsidiary The Travel Agents Hotel Guide, Inc. ("Hotel"), was engaged in the business of developing a hotel guide selling advertising space to the hotel and travel industry. Gold Coast sold Hotel on December 14, 1998.

The Company currently engages primarily in the sale and distribution of medium and high-end computer and software products, including Enterprise Resource Planning (ERP) suites, as well as, providing information technology solutions and support to medium and large business clients primarily in Central and South America. The Company has distribution agreements with International Business Machines ("IBM"), Lotus, Cisco Systems, and JBA.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




NOTE 2 - SUBSEQUENT EVENTS

Proposed Debenture Offering - In February 1999, the Company signed a letter of intent with Dirks & Company to act as the Managing Underwriter in connection with a proposed offering of shares of Cumulative Convertible Debentures of the Company. Dirks & Company intends to underwrite, on a firm commitment basis, such number of Debentures which will result in gross proceeds of approximately $50 million. A firm commitment does not guarantee that the underwriter will fund the proposed offering, since their commitment is not known until the twenty day waiting period following the SEC approved registration has been filed. As of this date no registration document relating to this proposed offering has been filed and management has had no contact with the underwriter for several months.

Additional Stock Offering - On February 5, 1999 the Company completed an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a related party, and the Form D was timely filed with the Securities and Exchange Commission.

Proposed Stock Purchase - In April 1999, the Company began negotiations to acquire 100% of a computer solutions provider. The Company subsequently decided not to complete the purchase.

Asset Purchase Agreement - In December 1999, the Company entered into an asset purchase agreement with Surge Components, Inc. ("Surge") whereby Surge would acquire the assets of the Company in exchange for stock to be treated as a "tracking stock" covering the assets sold by the Company. Among other conditions, the completion of the acquisition is conditioned on the approval of both Companies' stockholders and successful completion of due diligence.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - SUBSEQUENT EVENTS (Continued)

Convertible Promissory Note - In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000 to Surge. The Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note is canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the
Note into common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days or Surge may demand repayment. In January 2000, the Note was canceled and replaced with a new note totaling $4,100,000 (Note 2 - Subordinated Convertible Promissory Note).

Stock Options - In April 1999, the Company entered into an option agreement with a consultant, in partial payment for services rendered. The agreement grants 250,000 shares of the Company's common stock, at an exercise price of $5.75 per share. The options are non-dilutive. To date, no options have been exercised.

Subordinated Convertible Promissory Note - In February 2000, the Company entered into a Subordinated Convertible Promissory Note ("Convertible Note") with Surge for $4,100,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by July 31, 2000, Surge, at its sole discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

                  Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include the Company's losses, lack of working capital, general economic downturns, economic, social and political conditions in Colombia and other parts of Central and South America, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Nine Months Ended September 30, 1999 as Compared to the Nine Months Ended September 30, 1998

         The following table summarizes, on a proforma basis the unaudited results of operations for the acquired companies:

                                                           Nine Months Ended
                                                             September 30,
                                                         1999              1998
     Net sales                                       $ 9,583,440       $15,760,387
     Cost of goods sold                                6,287,233         9,952,169
     Gross profit                                      3,296,207         5,808,218
     Selling, general & administrative expenses        3,218,523         2,446,536
     Payroll and related expenses                      2,531,876         2,136,089
     (Loss) profit from operations                    (2,454,192)        1,225,593

The following table summarizes, on a proforma basis the unaudited results of operations for the acquired companies:

                                                           Three Months Ended
                                                             September 30,
                                                         1999              1998
     Net sales                                       $ 2,279,982       $ 5,621,769
     Cost of goods sold                                1,400,770         3,541,715
     Gross profit                                        879,212         2,080,054
     Selling, general & administrative expenses          759,771           435,075
     Payroll and related expenses                      1,338,937         1,094,074
     (Loss) profit from operations                    (1,219,496)          550,905



Net sales for the nine months ended September 30, 1999 ("Fiscal 1999") decreased by $6,176,947, or 39%, to $9,583,440, as compared to $15,760,387 for the nine months ended September 30, 1998 ("Fiscal 1998"). Net sales for the three months ended September 30, 1999 decreased by $3,341,787, or 59%, to $2,279,982, as compared to $5,621,769 for the three months ended September 30, 1998. This decrease was attributable primarily to having the Company's main supplier, IBM, sell directly to clients, with the Company receiving a commission on the sale. In this way, the Company is limiting its credit risk.

The Company's gross profit for Fiscal 1999 decreased by $2,512,011, or 43%, to $3,296,207, as compared to $5,808,218 for Fiscal 1998. The Company's gross profit for the three months ended September 30, 1999 decreased by $1,200,842, or 58%, to $879,212, as compared to $2,080,054 for the three months ended September 30, 1998. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer,

Selling, general and administrative expenses increased by $771,987, or 32% to $3,218,523 in Fiscal 1999, as compared to $2,446,536 for Fiscal 1998. For the three months ended September 30, 1999, selling, general and administrative expenses increased by $324,696, or 75% to $759,771, as compared to $435,075 for the three months ended September 30, 1998. The increase in these expenses relates to the costs associated with the commencing of operations for ehola.

Payroll expenses increased by $395,787, or 19% to $2,531,876 in Fiscal 1999, as compared to $2,136,089 in Fiscal 1998. Payroll expenses increased by $244,863, or 22% to $1,338,937 for the three months ended September 30, 1999, as compared to $1,094,074 for the three months ended September 30, 1998. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities during the third quarter of Fiscal 1999.

As a result of the above, the acquired companies on a proforma basis, had a loss from operations totaling $2,454,192 in Fiscal 1999, as compared to income from operations totaling $1,225,593 in Fiscal 1998. The Company had a loss from operations totaling $1,219,496 for the three months ended September 30, 1999, as compared to income from operations totaling $550,905 for the three months ended September 30, 1998.

The Company anticipates that it will continue to incur significant expenditures relating to its internet operations through at least the end of 2000. These costs will consist primarily of payroll and payroll related costs as well as significant marketing expenditures to assist in the development of name recognition for ehola.


Liquidity and Capital Resources

The Company's Current Ratio changed to 0.71 at September 30, 1999, as compared to 0.85 at December 31, 1998, as a result of an increase of other current assets, accounts payable and accrued expenses. At December 31, 1998, the Company has a working capital deficiency totaling $856,923. The deficiency primarily relates to the funds expended or to be expended for the purchase of Micro, DLR and Casa. During the nine months ended September 30, 1999, the working capital deficiency increased to $2,374,269. The Company incurred losses totaling $2,592,556 during the nine months ended September 30, 1999, which it financed through increases in accounts payable and accrued expenses and proceeds totaling $300,000 from the issuance of stock.

As substantially all of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The Company's current financial situation, as well as the ongoing funding to support the initial operations of ehola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months.

The Company has had losses generated from operations for several years. These losses have generally been financed through stockholder loans, proceeds from stock issuances or the issuance of shares to pay for services rendered to the Company. During 1998, Gold Coast issued 1,198,500 shares of its common stock to officers, directors, employees and others for services rendered. The shares were valued at $.20 per share. During 1998, Gold Coast issued 2,870,000 shares of its common stock for cash at $.20 per share pursuant to rule 504 of Regulation D. On February 5, 1999 the Company did an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a related party.

On December 14, 1998, the Company sold its interest in a subsidiary, The Travel Agent's Hotel Guide, Inc., a Nevada corporation, to Ameriresource Technologies, Inc. in consideration for a convertible debenture in the face amount of $3,350,000, bearing interest at the rate of seven (7%) percent per annum and convertible in three years into common stock of Ameriresource. Gold Coast Resources had acquired a 20% interest in the Travel Agent's Hotel Guide, Inc. company on August 17, 1998, by payment of 7,000,000 shares of Common Stock shares to David Newren, a former officer and director of the Company. The remaining 80% had previously been acquired by the issuance of 600,000 shares of Gold Coast Resources common stock.

At one time, Gold Coast Resources pursued mergers with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., and Fox Broadcasting Inc., but rescinded these transactions in August 1998, canceling the shares of preferred stock previously issued to each of these entities.

On September 30, 1998, the Company acquired all of the outstanding stock of ICR in exchange for 105,000 shares of convertible preferred stock valued at $0.001 per share and 4,243,843 shares of common stock valued at $.20 per share. The net assets acquired and liabilities assumed approximated $90,000 and $190,000, respectively.

On September 30, 1998, the Company acquired MES for 357,143 common shares of the Company's common stock, valued at the book value of MES. The net assets acquired and liabilities assumed approximated $1,152,000 and $913,000, respectively.

On November 30, 1998, the Company acquired DLR for $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter, as defined) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. The acquisition resulted in goodwill of approximately $502,000.

On November 30, 1998, the Company acquired Micro for $150,000, payable in six consecutive monthly payments from the date of closing, and 70,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $890,000 and $748,000, respectively. The purchase resulted in goodwill of approximately $218,000.

On November 30, 1998, the Company acquired Casa for $840,000, payable in 9 monthly payments of $93,333 commencing at the date of the closing and 392,000 shares of the Company's common stock, valued at $3 per share. The net assets acquired and liabilities assumed approximated $3,300,000 and $1,800,000, respectively. The purchase resulted in goodwill of approximately $512,000.

At December 31, 1998 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,001 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations range between 34% and 44% annually and is determined by the financing source subsequent to the availability of funds. Most of these obligations are personally guaranteed by officers of the companies and the balance owed as of December 31, 1998 approximated $1,132,000.

ICR has available a $100,000 line of credit, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of December 31, 1998, the balance owed on this line of credit was approximately $43,000.

The Colombian subsidiaries have credit facilities from IBM for the purchase of computer equipment which are guaranteed by certain shareholders and officers of the Colombian subsidiaries. The credit facilities at December 31, 1998 approximated $1,200,000 for Casa, $600,000 for DLR, and $150,000 for Micro.

In December 1999, the Company entered into an asset purchase agreement with Surge Components, Inc. ("Surge") whereby Surge would acquire the assets of the Company in exchange for stock to be treated as a "tracking stock" covering the assets sold by the Company. Among other conditions, the completion of the acquisition is conditioned on the approval of both Companies' stockholders and successful completion of due diligence.

In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000. The Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note is canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the Note into the common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days or demand repayment. In January 2000, the Note was cancelled and replaced with a new note totaling $4,100,000.

In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by July 30, 2000, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.

In April 1999, the Company entered into an option agreement with a consultant, in partial payment for services rendered. The agreement grants 250,000 shares of the Company's common stock, at an exercise price of $5.75 per share. The options are non-dilutive. To date, no options have been exercised.

                                    INFLATION

         The effects of inflation have lessened in recent years as indicated by the average consumer price index, which has been below 3% in each of the past two years. The Company has generally been able to offset the impact of rising costs through purchase price reductions. As a result, inflation has not had, nor is it expected to have, a significant impact on the Company's business. However, inflation and changing interest rates have had a significant effect on the economy in general and, therefore, could affect the Company's future operating results.

PART II


Item 5. Other information

On September 29, 1999 , Mr.Gerald D'Ambrosio, the Company's Secretary resigned. Mr. Antonio Serrato was appointed Company Secretary by the Board of Directors, effective October 4,1999.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.                    Description
-----------                    -----------
11.            Statement re: Computation of per share earnings.

27.            Statement re: Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL DATATEL, INC.


                              By: /s/ Richard Baker
                                 -------------------------------------
                                      Richard Baker, President and CEO


Dated:  May 11, 2000