Form 10QSB
period 2000-03-31
GLOBAL DATATEL INC
filed 2000-05-12
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]      Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 26817

                              Global DataTel, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          87-0067813
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                   3333 Congress Ave., Delray Beach, FL 33445
                    (Address of principal executive offices)

                                 (561) 276-8260
                (Issuer's telephone number, including area code)

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

Yes ___  No  X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2000:
23,891,954 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes ___  No  X

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB

                       for the Period Ended March 31, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Income and Comprehensive Income                5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                12

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                      March 31,      December 31,
                                                                        2000             1999
                                                                     ----------       ----------

                                      A S S E T S

Current assets:
   Cash                                                              $   37,380       $  173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $141,216 and
     $363,718, respectively                                           3,380,345        3,030,984
   Inventories                                                          712,380          948,724
   Prepaid expenses and taxes                                         1,710,672          604,301
                                                                     ----------       ----------

                  Total current assets                                5,840,777        4,757,588
                                                                     ----------       ----------

Property, plant and equipment, net of
   accumulated depreciation of $396,904
   and $384,272, respectively                                           488,049          500,681
                                                                     ----------       ----------


Other assets:
   Goodwill, net of accumulated amortization
     of  $82,116 and $66,720, respectively                            1,149,628        1,165,024
   Deferred acquisition costs                                         2,060,000        2,000,000
   Other assets                                                          83,041          174,931
                                                                     ----------       ----------

                  Total other assets                                  3,292,669        3,339,955
                                                                     ----------       ----------

                  Total assets                                       $9,621,495       $8,598,224
                                                                     ==========       ==========


See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,         December 31,
                                                                       2000                1999
                                                                   ------------        ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short term borrowings, banks                                    $    881,992        $    707,029
   Note payable - Surge Components, Inc.                              2,806,251           1,000,000
   Deferred revenues                                                    169,210              40,441
   Accounts payable                                                   3,905,548           2,948,700
   Accrued expenses                                                   1,429,312           1,359,764
   Notes payable to shareholders                                             --             661,667
                                                                   ------------        ------------

                  Total current liabilities                           9,192,313           6,717,601

Mortgage payable - bank                                                  73,724              72,921
                                                                   ------------        ------------

                  Total liabilities                                   9,266,037           6,790,522
                                                                   ------------        ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock 25,000,000 shares
   authorized, par value $.001, none issued                                  --                  --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,772,924 and 23,280,124
   issued and outstanding respectively                                   23,773              23,280
Paid in capital                                                      11,703,315          11,703,788
Accumulated deficit                                                 (11,407,635)        (10,019,715)
Foreign currency translation adjustment                                  36,005             100,349
                                                                   ------------        ------------

                  Total stockholders' equity                            355,458           1,807,702
                                                                   ------------        ------------

                  Total liabilities and stockholders' equity       $  9,621,495        $  8,598,224
                                                                   ============        ============




See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            Three Months Ended
                                                                  March 31,
                                                           2000                1999
                                                       ------------        ------------
Net sales                                              $  2,530,385        $  6,502,012
Costs of goods sold                                       1,581,735           4,843,247
                                                       ------------        ------------

Gross profit                                                948,650           1,658,765
                                                       ------------        ------------

Selling, general, and administrative expenses             1,312,286             425,004
Payroll and related expenses                                911,918             294,000
Interest expense, net                                       112,366              86,085
                                                       ------------        ------------

Total expenses                                            2,336,570             805,089
                                                       ------------        ------------

(Loss) income before provisions for income taxes         (1,387,920)            853,676
Provision for income taxes                                       --             240,000
                                                       ------------        ------------

Net (loss) income                                        (1,387,920)            613,676

Other comprehensive (loss) income:
   Foreign currency translation, net of tax                 (74,344)              8,039
                                                       ------------        ------------

Comprehensive (loss) income                            $ (1,462,264)       $    621,715
                                                       ============        ============

Earnings (loss) per share

Basic                                                  $       (.06)       $        .03
Diluted                                                        (.06)                .03

Weighted average shares outstanding

Basic                                                    23,296,551          22,240,798
Diluted                                                  23,296,551          22,240,798


See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                                March 31,
                                                         2000               1999
                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                 $(1,387,920)       $   613,676
Adjustment to reconcile net loss to net
    cash used in operations
    Depreciation and amortization                          28,028             27,927
    Provision for bad debt expense                       (222,502)                --
Changes in operating assets and liabilities:
    Accounts receivable                                  (126,859)        (2,080,011)
    Inventories                                           236,344           (247,744)
    Other assets                                       (1,014,481)        (1,015,947)
    Accounts payable and accrued expenses               1,026,416          1,543,210
    Deferred revenues                                     128,769             92,225
                                                      -----------        -----------

Net cash used in operating activities                  (1,332,205)        (1,066,664)
                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deferred acquisition costs                            (60,000)                --
                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings of notes payable                     1,982,017            783,790
    Net advances from stockholders                       (661,667)                --
    Proceeds from issuance of common stock                     --            300,000
                                                      -----------        -----------

Net cash flows provided by financing activities         1,320,350          1,083,790
                                                      -----------        -----------

Foreign currency effect on cash                           (64,344)            38,352
                                                      -----------        -----------

Net change in cash                                       (136,199)            55,478
Cash at beginning of year                                 173,579            133,676
                                                      -----------        -----------

Cash at end of year                                   $    37,380        $   189,154
                                                      ===========        ===========



See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and the statements of income and comprehensive income and cash flows for the three months ended March 31, 2000 and 1999.

The consolidated results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended December 31, 1999.

NOTE 2 - STOCK OPTIONS

In December 1999, the Company granted options to purchase 550,000 shares of the Company's Common Stock to an officer of the Company. The options are exercisable over a three year period at an exercise of $.52 per share. In March 2000, the options were exercised using the cashless method into 492,800 shares of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Net sales for the quarter ended March 31, 2000 ("Fiscal 2000") decreased by $3,971,627, or 61%, to $2,530,385, as compared to $6,502,012 for the quarter ended March 31, 1999 ("Fiscal 1999"). This decrease was attributable primarily to having the Company's main supplier sell a significant amount of goods directly to customers, with the Company receiving a commission on the sale. In this way, the Company is limiting its credit risk.

The Company's gross profit for Fiscal 2000 decreased by $710,115, or 43%, to $948,650, as compared to $1,658,765 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer,

Selling, general and administrative expenses increased by $887,282, or 208% to $1,312,286 in Fiscal 2000, as compared to $425,004 for Fiscal 1999. The increase in these expenses relates primarily to the costs associated with the operations of ehola, which commenced during the second quarter 1999.

Payroll expenses increased by $617,918, or 210% to $911,918 in Fiscal 2000, as compared to $294,000 in Fiscal 1999. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities since the later part of 1999.

As a result of the above, the Company had a loss from operations totaling $1,387,920 in Fiscal 2000, as compared to income from operations totaling $853,676 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $590,000 from the operations of ehola.

Liquidity and Capital Resources

The Company's Current Ratio changed to 0.64 at March 31, 2000, as compared to
0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. During the three months ended March 31, 2000, the working capital deficiency increased to $3,351,536.

During the three months ended March 31, 2000, the Company had net cash used in operating activities of $1,332,205, as compared to $1,066,664 used in operating activities in the three months ended March 31, 1999. The increase in cash used in operating activities resulted primarily from losses incurred during the three months ended March 31, 2000.

         The Company had net cash used in investing activities of $60,000 for the three months ended March 31, 2000. These costs relate to the acquisition of the assets of the Company by Surge Components, Inc.
("Surge"), as more fully described below.

         The Company had net cash provided by financing activities of $1,320,350 for three months ended March 31, 2000, as compared to $1,083,790 for the three months ended March 31, 1999. This increase in the cash provided by financing activities was a result of proceeds from a convertible note with Surge as described more fully below. As a result of the foregoing, the Company had a net decrease in cash of $136,199 during the three months ended March 31, 2000, as compared to a net increase of $55,478 for the three months ended March 31, 1999.

As 95% of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The Company's current financial situation, as well as the ongoing funding to support the initial and continuing operations of ehola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months. As a result, the Company has not been able to adequately fund the marketing of ehola. Ehola has therefore been unable to attract and retain more than 350 paid subscribers for its internet service provider operations. Consequently, revenues for ehola totaled less than $20,000 for the quarter ended March 31, 2000. The Company has obtained funds through a convertible note with Surge that has been used in part to sustain the operations of the Company. A significant amount of additional funding is anticipated from the potential exercise of Surge warrants subsequent to the completion of the proposed acquisition by Surge.

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

At March 31, 2000 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,001 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations range between 34% and 44% annually and is determined by the financing source subsequent to the availability of funds. Officers of the companies personally guarantee most of these obligations and the balance owed as of March 31, 2000 approximated $746,380.

ICR and Global have available lines of credit aggregating $148,750, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of March 31, 2000, the balance owed on this line of credit was approximately $135,612.

In December 1999, the Company entered into an asset purchase agreement with Surge whereby Surge would acquire the assets of the Company in exchange for stock to be treated as a "tracking stock" covering the assets sold by the Company. Among other conditions, the completion of the acquisition is conditioned on the approval of both Companies' stockholders and successful completion of due diligence.

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

In December 1999, the Company granted options to purchase 550,000 shares of the Company's Common Stock to an officer of the Company. The options are exercisable over a three year period at an exercise of $.52 per share. In March 2000, the options were exercised using the cashless method into 492,800 shares of the Company's Common Stock.

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

27.               Statement re:  Financial Data Schedule


                  (b) A current report on Form 8-K was filed by the Company on January 10, 2000 to report on Item 5, an "Other Event" which occurred on December 8, 1999. A current report on Form 8-K was filed by the Company on January 14, 2000 to report on Item 4, "Changes in Registrant's Certifying Accountant" which occurred on December 16, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       GLOBAL DATATEL, INC.



                                                   By: /s/ Richard Baker
                                                       ----------------------
                                                       Richard Baker
                                                       President and Director



     Dated:  May 12, 2000