Form 10KSB40
period 1999-12-31
GLOBAL DATATEL INC
filed 2000-05-25
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended: December 31, 1999

                           Commission File No.    0-26817

                              GLOBAL DATATEL, INC.
  ----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        87-0067813
   -----------------------                            -------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

               3333 Congress Avenue, Delray Beach, Florida 33445
-----------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (561)- 276- 8260
-----------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's net sales for its most recent fiscal year. $ 13,836,785

The aggregate market value of the 2,600,557 (1) of voting stock held by non-affiliates of the Registrant, as of May 22, 2000 when the closing sale price was $1.60 per share, was $4,160,891.20 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the issuer's common shares, par value $.001 per share, as of May 3, 2000, was 23,891,954.

------------------------
(1) Does not include 1,000,000 shares the ownership of which is in dispute. See
Note 1 to Item 11. Security Ownership of Certain Beneficial Owners and
Management.

You should not rely on forward-looking statements in this registration statement. This registration statement contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. This registration statement also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this registration statement. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

                                     PART I

ITEM 1.  BUSINESS.

(a) DEVELOPMENT OF BUSINESS.

Global DataTel, Inc., was originally incorporated in the State of Utah in 1980, as LaPlate Oil and Mining, Inc., and changed its name to Gold Coast Resources, Inc. in 1982. The Company's state of incorporation was changed in December, 1996 to the State of Nevada. In December, 1998, the Company's name was changed to Global DataTel, Inc. and the existing officers and directors of the Company resigned, and new officers and directors were elected.

In 1998, a number of significant transactions took place. The Company, in September 1998, acquired International Computer Resources, Inc. ("ICR"), a Florida corporation, which does business as an IBM computer reseller, and Mantenimiento Electronico de Systemas, Ltd. ("MES"), a Colombian corporation, which does business as a computer integrator and service provider.

In November, 1998, Global acquired three additional Colombian corporations, Casa Informatica, S.A., ("CASA"), DLR & CIA, Ltda., ("DLR") and Microstar, Ltda. ("MICRO"). CASA, an IBM computer reseller, was acquired for $849,000.00 in cash and a promissory note (since paid) and 392,000 restricted shares of the Company's common stock valued at $1,960,000. DLR, an IBM computer reseller and system integrator, was acquired for a total consideration of $600,000, which was paid $300,000 in cash and a promissory note (since partially paid) and 60,000 restricted shares of the Company's common stock valued at $300,000. The remaining payments under the promissory note to DLR were placed in escrow while the parties negotiate a settlement. The remaining balance on, MICRO, also a IBM computer reseller and system integrator, was acquired for a total consideration of $500,000, which was paid $150,000 in cash and a promissory note (since paid) and 70,000 restricted shares of the Company's common stock valued at $350,000.

Global now has three wholly owned or controlled operating subsidiaries:

              Global DataTel de Colombia, S.A. (GDC), a Colombian corporation which is a subsidiary, consisting of four acquired companies in Colombia, MES, CASA, DLR and MICRO. These companies are involved in the computer system integration business. Global owns 94.9% of the capital stock of GDC, with 100% of the voting rights. Under Colombian law, a foreign entity cannot own more than 94.9% of a Colombian corporation.

              On Line Latin America, S.A. (OLA), now known as ehola.com S.A., a Colombian corporation, is in the Internet service business. Global owns 94.9% of the capital stock of OLA, with 100% of the voting rights.

              eHOLA.com, Inc, (eHOLA), a Nevada corporation (formerly Electronic Latin America On-Line, Inc.), a wholly owned subsidiary, is in the Internet service business.

Global DataTel de Colombia was incorporated under the laws of Colombia on May 10, 1999, in Bogota, Colombia. The company was the combination of the 4 Colombian acquired companies, DLR, CASA, Microstar, and MES. OLA was incorporated under the laws of Colombia on January 3, 1999, in Barranquilla, Colombia, and subsequently changed its name to ehola.com S.A. The corporation was a newly formed company. Ehola.com,Inc., formerly known as On Line Latin America,Inc. was incorporated on December 31,1998, in Nevada. The corporation is a newly formed company.

The operations of International Computer Resources, Inc. ("ICR") are now conducted under Global DataTel, Inc., and form the North American component of the Information Systems Division.

Gold Coast Resources prior to September 1998 was involved in the marketing of the "Travel Agent's Hotel Guide", a publication that provided travel agents exposure to Hotels and hotels around the world. Prior to that, Gold Coast Resources was involved in oil, gas, mining and mineral investments.

On December 14, 1998, the Company sold its interest in a subsidiary, The Travel Agent's Hotel Guide, Inc., a Nevada corporation, to Ameriresources Technologies, Inc. in consideration for a convertible debenture in the face amount of $3,350,000, bearing interest at the rate of seven (7%) percent per annum and convertible in three years into common stock of Ameriresources. Gold Coast Resources had acquired a 20% interest in the Travel Agent's Hotel Guide, Inc. on August 17, 1998, by payment of 7,000,000 shares of Common Stock (subsequently reverse split to 3,500,000) to David Newren, a former officer and director of the Company. The Company had previously acquired an 80% interest.

At one time, Gold Coast Resources pursued mergers with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., and Fox Broadcasting Inc., but rescinded these transactions in August 1998, canceling the 1,000,000 shares of preferred stock previously issued to each of these entities.

(b) NARRATIVE DESCRIPTION OF BUSINESS.

Global DataTel de Colombia, (GDC) is the largest operating subsidiary of Global, with over 95% of its revenues and profits. This subsidiary is the South American component of our Information Systems Division. The North American component of our Information Systems Division presently accounts for approximately 5% of the Company's revenues and profits. GDC is a midrange to large system integration computer solution provider. In Colombia, GDC is authorized by various leading high tech companies as a reseller. GDC represents such firms as IBM Corp., Compaq Computer, Microsoft, and Lotus. The GDC subsidiary has been authorized by IBM de Colombia to resell midrange and personal computer systems and IBM's operating system software and utilities in Colombia. We deal directly with IBM de Colombia for order fulfillment. We are also authorized to resell Compaq Corp. systems in Colombia. We can purchase directly or through their distributors as best suits our needs. The Microsoft Corp. has authorized GDC to be a Microsoft Solution provider. The Lotus Corp., an IBM company, has authorized us to resell their products. These products are primarily purchased through their authorized distributors in Colombia. Global is also an authorized reseller in Colombia of Global One telecommunications products and services. Global One is a corporation owned jointly by Sprint, French Telecom, and Deutsche Telecom. They operate Global One outside their primary markets. To date, we have had minimal success in offering their services and products as a reseller.

The primary focus is to provide presale consulting to Colombia's largest national, government, and international companies, to determine the best solution to their particular information system requirements. Based upon this analysis, GDC can provide clients with a fully integrated solution which may include hardware, software and services from various sources. The products may include an AS/400 mini-computer, which becomes the host system in a centric computing architecture operating under IBM's proprietary OS/400 operating system. The applications suite that reside on these hosts may include an ERP application such as JBA's System 21 product localized and customized for each account. The Information Systems Division's main business is to provide system consulting, resale of new micro, mini, or mainframe hardware, as well as software and complementary contract services as needed. These services may include help desk, contract programming, training, and hardware/software maintenance contracts. Sale of new hardware typically may include wintel based micro computers such as IBM desktops, IBM AS/400-RS/6000 mini computers, and IBMS/390 mainframes. A typical sales cycle begins with either a sales lead from one of our suppliers such as IBM, or a direct outbound sales call from one of our salespersons. We market primarily in Colombia , with 4 offices in the major cities. Our staff includes 170 employees, all full-time. Customer support is determined by the product or service that has been supplied to the account. In the case of new hardware, the supplier handles the warranty directly and subsequently may sell an ongoing service agreement. Software products may include Microsoft, Lotus, JBA, and several other complimentary application software programs as may be deemed necessary in order to provide satisfactory results. Services include various supplemental after sale products such as executive training, employee implementation, and long term contractual maintenance agreements.

Our largest order to date is from La Cachareria La Catorce a large supermarket chain headquartered in Cali, Colombia. This order is primarily for IBM Point of sale hardware and software. To date, we have fulfilled approximately $850,000 of the contract rollout.

The customer support for software and services, may reside with Global, with certain levels of support accorded our company from the supplier. New product developments include e-commerce solutions as well localization of some software programs for our suppliers such as JBA Intl. At the moment we have no intellectual property rights, or patents, and licenses.

The division operates across a broad horizontal marketplace and is not limited to any single vertical market. We compete in a very competitive marketplace against not only other integrators, but also manufacturers such as Sun Microsystems, as well as IBM themselves in certain instances. Management believes that Global is well positioned in the marketplace and has a good reputation in fulfilling the client contracts. Our competitors however, may have greater resources or superior products, than our offerings. The competitive nature of system integration requires a talented workforce to compete effectively. The competition may have expertise in certain areas that would give that company an edge in winning a contract and vice versa.

Because of our concentration of business in Colombia, we are dependent on the laws of that country to offer our products and services. At present there is substantially no known detrimental regulations concerning the products we sell, such as IBM, Compaq and other computer manufacturers, as well the services we provide as part of standard set of offering to the commercial sector in Colombia. The Internet division has to date not been adversely effected by any governmental rules or regulatory laws. It is possible legislation may be enacted that could effect both divisions ability to conduct business in Colombia.

On Line Latin America, S.A. (now ehola.com S.A.), and eHOLA.com operate under our On Line Services Division. This division's main business is to provide dial-up Internet access in the USA, Central, and South America, which is marketed under the eHOLA.com name. On line operations commenced April 22, 1999. The division is marketed to both consumers and businesses in each of the geographic locations in which it provides Internet access. We have only recently commenced advertising on our portal, and at present revenues are negligible from subscriptions and advertising. We presently offer Internet access in the following countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Equador, Guatemala, Mexico, Paraguay,

Peru, U.S.A. and Venezuela. We are in testing phase, and are actively seeking subscribers. eHOLA.com offers, for one basic yearly subscription price per country, unlimited Internet access in the countries listed above, the service also includes the world wide Web multilingual portal www.ehola.com. The service also includes free e-mail and Microsoft Internet Explorer browser. The eHOLA network is organized around 14 content specific channels. eHOLA.com is a single point of entry to the eHOLA network of sites and is updated daily to promote content and community, including channel highlights. We currently have approximately 10 employees responsible for the content of our channels.

The Internet in Latin America is still in its infancy as compared to the USA or Europe as looked at from a population penetration percentage. Although the market place is relatively new, competition is very fierce. The competitors include local ISP's as well as newly formed multinational providers of both access and content. The competitive environment in the consumer segment, which includes household and small business dial-up monthly subscriptions, is dominated by the large National telecom providers, such as Telmex in Mexico, and Telecom in Colombia. With vastly greater resources both monetarily and through established distribution channels, these nationals present a strong competitive entry to the marketplace. EHOLA.com competes with these companies by building a reputation for superior service and unique Internet offerings such as Internet broadcasting of radio and video.

We currently have 333 Internet access subscribers. We have approx. 2,000 registered users. The subscriptions revenues to date are $13,842. Advertising revenues to date are $5,000.

We are not dependent upon any major customer at the present time. From time to time in our history we have had large contracts with government entities. Such large government contracts are, in the opinion of management, an exception.

As we purchase products only in connection with our sales, we do not experience backlogs.

The South American component of our Information Systems Division, GDC, accounts for approximately 95% of the Company's revenues and profits The North American component of our Information Systems Division presently accounts for approximately 5% of the Company's revenues and profits. EHOLA has recorded minimal revenues.

ITEM 2.  PROPERTIES.

The Company presently maintains the following facilities:

Information Systems Division - North America

       (a) Warehouse and sales office totaling approximately 2,500 sq. ft. and an office suite totaling approximately 2,000 sq. ft. in Delray Beach, Florida, which is leased through the year 2001. The amount of rent is $37,200.00. The building is a commercial technical center with approximately 5 individual companies located directly adjacent.

Information Systems Division - South America

       Bogota, Colombia- One sales office totaling 6,000 sq. ft., which is leased through May, 2000. The annual rent is $69,600.00.

       One service office totaling 4,000 sq. ft., which is leased through April, 2001. The annual rent is $19,200.00; and

       One administration building totaling 5,000 sq. ft., which is a standalone structure that is 75% utilized and has enough room for expected growth. This building is owned by the Company without major encumbrances other than a first mortgage.

       Cali, Colombia- One sales/technical office totaling 1200 sq. ft., which leased through January, 2000. The annual rent is $10,200.00.

       Medillen, Colombia- One sales/technical office totaling 95 sq. meters, which is leased through December, 1999. The annual rent is $6,600.00.

       Barranquilla, Colombia- One sales/technical office totaling 2,500 sq. ft., which is leased through August, 2000. The annual rent is $19,200.00.

       We are considering relocating to a central facility in Bogota, Colombia in early 2000, which would replace the two rental offices there.

On Line Services Division - North America

       The On Line Services Division shares the Information Systems Division offices.

On Line Services Division - South America

       One administrative/sales/technical office of 5,000 sq. ft. in Barranquilla, Colombia, which is leased through January, 2001. The annual rent is $43,200.00.

Our present annual lease obligations for 1999 totals approximately $205,000.00. Renewable leases provide for rental increases of 5%-10%.

All corporate facilities are covered by general business insurance policies. Present utilization of our facilities is at approximately 75%.

We also utilize our suppliers' in-country backbone facilities to allow access to our network, thereby eliminating any need for additional offices in separate countries.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has been named by Seven Oaks Holdings as a third-party defendant in litigation in connection with the reissuance of a stock certificate for approximately 400,000 shares, with restrictive legend. A shareholder of the Company had pledged the shares to Seven Oaks Holdings in connection with a loan transaction. The Company believes that it has meritorious defenses to such action.

On October 5, 1999, the United States Securities and Exchange Commission ("SEC") issued a Formal Order Directing Private Investigation pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Exchange Act in the Matter of Global DataTel, Inc., to determine if any acts or practices were in violation of Sections 17(a) and 17(b) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company believes that the SEC's investigation is focused on the accuracy of information published by the Company. The Company has responded to all requests for documentary information sought by the SEC in its investigation. The Staff has taken testimony in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock has had a limited market in the Over-The-Counter Bulletin Board (OTC-BB), under the Symbols "GCRI", GCRID, "GDIS", "GDISD" and "GDISE". The stock was removed from trading on the OTC-BB on December 2, 1999. The following is a summary of the high and low bid for each quarter (with the volume traded in that quarter) since commencement of trading in February, 1997, as provided by NASDAQ Trading & Market Services and the National Quotation Bureau:

                                      HIGH/ASK                      LOW/BID
1997

Q2                                     18.0000                       1.2500
Q3                                      6.5000                       0.7500
Q4                                      6.0000                       0.5000

1998

Q1                                      5.0000                       2.0000
Q2                                      2.8750                       1.1250
Q3                                     10.0000                       0.0625
Q4                                     20.0000                       1.0000

1999

Q1                                     13.1250                       5.8125
Q2                                     17.3750                       5.6875
Q3                                     11.0000                       5.0000
Q4                                      7.0000                       .004

The Company had approximately 519 shareholders of record as of April 17, 2000.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Company has never declared or paid any dividends on its common stock and does not anticipate paying any dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

In August, 1998, the Company, then known as Gold Coast Resources, Inc., issued 2,870,000 shares of common stock for cash at $0.10 per share pursuant to Rule 504 of Regulation D.

On February 5, 1999, the Company sold 100,000 restricted shares of its Common Stock to AJL Investments, Inc., for $3.00, per share, pursuant to Rule 504 of Regulation D. This placement did not involve public solicitation or advertisement.

In March, 1999, the Company entered into a subscription agreement with Langsdale Enterprise Ltd. for the sale of 43,750 restricted shares at $8.00 per share for the total consideration of $350,000. This placement did not involve public solicitation or advertisement.

Pursuant to Rule 504, the aggregate of the shares did not exceed $1,000,000 over a twelve-month period.

Each purchaser of the securities described above has represented that he/she/it understands that the securities acquired may not be sold or otherwise transferred absent registration under the Securities Act or the availability of an exemption from the registration requirements of the Securities Act, and each certificate evidencing the securities owned by each purchaser bears or will bear upon issuance a legend to that effect.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation are forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act) and involve a number of risks and uncertainties. These include the Company's losses, lack of working capital, general economic downturns, economic, social and political conditions in Colombia and other parts of Central and South America, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

YEAR ENDED DECEMBER 30, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 30, 1998

During 1998, the Company changed its focus, disposing of the operations previously carried on by the Company (primarily related to the publication of the Travel Agents Hotel Guide) and acquiring five companies operating in the computer and electronics industry and a developing company in the internet service business. As a result, comparison of the Company's operations would not be meaningful. The following table summarizes the results of operations for the acquired companies:


                                                                            Year Ended December 31,
                                                                     1999                            1998

      Net sales                                                  $13,836,785                      $21,457,159
      Cost of goods sold                                           8,411,701                       15,620,783
      Gross profit                                                 5,425,084                        5,836,376
      Selling, general & administrative expenses                   4,345,900                        2,768,733
      Payroll and related expenses                                 3,541,784                        2,626,204
      (Loss) profit from operations                               (2,462,600)                         441,439


Net sales for the year ended December 31, 1999 ("Fiscal 1999") decreased by $7,620,374, or 36%, to $13,836,785, as compared to $21,457,159 for the year ended December 31, 1998 ("Fiscal 1998"). This decrease was attributable primarily to having the Company's main supplier sell directly to clients, with the Company receiving a commission on the sale. In this way, the Company limited its credit risk. Beginning during the first quarter of 2000, the Company reinstituted the policy of purchasing equipment from this supplier.

The Company's gross profit for Fiscal 1999 decreased by $411,292, or 7%, to $5,425,084, as compared to $5,836,376 for Fiscal 1998. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer,

Selling, general and administrative expenses increased by $1,577,167, or 57% to $4,345,900 in Fiscal 1999, as compared to $2,768,733 for Fiscal 1998. The increase in these expenses relates to the costs associated with the commencing of operations for ehola.

Payroll expenses increased by $915,580, or 35% to $3,541,784 in Fiscal 1999, as compared to $2,626,204 in Fiscal 1998. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities during the third quarter of Fiscal 1999.

As a result of the above, the acquired companies on a proforma basis, had a loss from operations totaling $2,462,600 in Fiscal 1999, as compared to income from operations totaling $441,439 in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Current Ratio changed to 0.71 at December 31, 1999, as compared to
0.85 at December 31, 1998, as a result of an increase of other current assets, accounts payable and accrued expenses. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. The deficiency primarily relates to the funds expended for the purchase of Micro, DLR and Casa in 1998 and start up costs relating to ehola. The Company incurred losses totaling $3,218,822 during Fiscal 1999, which it financed through increases in accounts payable, accrued expenses, note payable from Surge Components, Inc and proceeds totaling $300,000 from the issuance of stock.

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

On December 14, 1998, the Company sold its interest in a subsidiary, The Travel Agent's Hotel Guide, Inc., a Nevada corporation, to Ameriresource Technologies, Inc. in consideration for a convertible debenture in the face amount of $3,350,000, bearing interest at the rate of seven (7%) percent per annum and convertible in three years into common stock of Ameriresource. Gold Coast Resources had acquired 20% interest in the Travel Agent's Hotel Guide, Inc. company on August 17, 1998, by payment of 7,000,000 shares of Common Stock shares to David Newren, a former officer and director of the Company. The remaining 80% had previously been acquired by the issuance of 600,000 shares of Gold Coast Resources common stock.

At one time, Gold Coast Resources pursued mergers with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., and Fox Broadcasting Inc., but rescinded these transactions in August 1998, canceling the shares of preferred stock previously issued to each of these entities.

On September 30, 1998, the Company acquired all of the outstanding stock of ICR in exchange for 105,000 shares of convertible preferred stock and 4,243,843 shares of common stock. The net assets acquired and liabilities assumed approximated $90,000 and $190,000, respectively. The purchase has been reported as a reverse acquisition.

On September 30, 1998, the Company acquired MES for 357,143 common shares of the Company's common stock, valued at the book value of MES. The net assets acquired and liabilities assumed approximated $1,152,000 and $913,000, respectively.

On November 30, 1998, the Company acquired DLR for $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter, as defined) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. The acquisition resulted in goodwill of approximately $502,000. The Company did not make the payments as required and is in default on the remaining obligation. In March 2000, the remaining payments under the agreement were placed in escrow while the parties negotiate a settlement.

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

At December 31, 1998 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,000 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations range between 34% and 44% annually and is determined by the financing source subsequent to the availability of funds. Most of these obligations are personally guaranteed by officers of the companies and the balance owed as of December 31, 1999 approximated $450,000.

ICR has available a $100,000 line of credit, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of December 31, 1999, the balance owed on this line of credit was approximately $95,000.

The Colombian subsidiaries have credit facilities from IBM for the purchase of computer equipment which are guaranteed by certain shareholders and officers of the Colombian subsidiaries. The credit facilities at December 31, 1999 approximated $1,200,000 for Casa, $600,000 for DLR, and $150,000 for Micro.

In December 1999, the Company entered into an asset purchase agreement with Surge Components, Inc. ("Surge") whereby Surge would acquire the assets of the Company in exchange for stock to be treated as a "tracking stock" covering the assets sold by the Company. Among other conditions, the completion of the acquisition is conditioned on the approval of both Companies' stockholders and successful completion of due diligence. The Company issued 1,000,000 shares of the Company's Common Stock for investment banking services in connection with this transaction.

In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000. The Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note is canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the Note into the common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days. In January 2000, the Note was cancelled to Surge and replaced with a new note totaling $4,100,000.

In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by July 30, 2000, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.

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

YEAR 2000 ISSUES

The Company is in the ongoing process of evaluating the effect of the year 2000 on its computer systems. At the actual turn of the century, we did not experience any year 2000 difficulties.


ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

In December, 1998, the Company retained as auditors, Infante, Lago & Company, as that firm was familiar with dealing with Latin American companies. Prior thereto, the Company's auditors were Schvaneveldt & Company. The change was not due to any disagreement in accounting principles or practices followed by the Company. On December 2, 1999, the Registrant was informed by Jesus Lago, CPA, the engagement partner responsible for Global DataTel, Inc.'s audit, that he had resigned from the firm of Infante, Lago & Company and that the Registrant must retain (i) Roger Infante, CPA, (ii) Mr. Lago's new firm, the DeCarlo group or
(iii) a new accounting firm. On December 16, 1999, the registrant retained the firm of Seligson & Giannatasio as its new auditors. A Form 8-K was filed with regard to this change on January 10, 2000.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 1999.



          Name                         Age        Position Held
          ----                         ---        -------------
Richard Baker                            41        President, CEO, Chairman of the Board
Antonio Serrato                          65        Vice-President, COO, Director
German Ramirez                           55        CFO
Jerre Daye                               50        Director

GLOBAL DATATEL DE COLOMBIA
Rafael Delgado                           50        President

ON LINE LATIN AMERICA, S.A
AND eHOLA.com, INC.
Mario Habib                              42        President


RICHARD BAKER, PRESIDENT, CEO, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Baker has been President, CEO and Chairman of the Board of Directors of Global since December, 1998. Mr. Baker founded International Computer Resources, Inc. ("ICR") in April of 1992. ICR is a U.S. IBM Business Partner specializing in the IBM AS/400 and RS/6000 mid-range platforms, and now a wholly owned subsidiary of Global. Mr. Baker was also an owner of Mantenimiento Electronic de Systemas, Ltd. ("MES"), a company incorporated in 1986, and involved in the maintenance of IBM midrange and mainframe computer systems throughout the country of Colombia, now also a subsidiary of Global. Mr. Baker has approximately 10 years experience in Latin America business operations. Mr. Baker attended Palm Beach Community College from 1985 to 1987.

ANTONIO SERRATO, VICE-PRESIDENT, COO and SECRETARY. Mr. Serrato has been Vice-President and COO of Global since December 14, 1998 and Secretary since December, 1999. Prior to that time, and since 1993, Mr. Serrato was General Manager of MES, now a wholly owned subsidiary of Global. Prior to his employment with MES, Mr. Serrato was an IBM World Trade vice president, with responsibility over an extensive sales force. Mr. Serrato has extensive experience in Latin America computer sales and management. Mr. Serrato received an engineering degree from the National University, Bogota, Columbia in 1959.

GERMAN RAMIREZ, CFO - Mr. Ramirez has been CFO since August 1999. Mr. Ramirez was formerly director of finance for IBM de Colombia, having been employed by IBM de Colombia from 1970 to 1995, when he retired. Mr. Ramirez received a B.A. from Universidad de LaGrande, Colombia.

JERRE DAYE, DIRECTOR - Mr. Daye has been Director of Global since December, 1998. Mr. Daye is the President, since 1992, of Bayou Terrabone Real Estate, a licensed auction and real estate company in Louisiana.

SUBSIDIARIES: OFFICERS

GLOBAL DATATEL DE COLOMBIA

RAFAEL DELGADO, PRESIDENT - Mr. Delgado has been President of Global DataTel De Colombia, S.A., ("GDC"), a subsidiary of Global, since December, 1998. Prior to that, Mr. Delgado was the founder, in 1993, of Casa Informatica, an IBM Business partner in Colombia, which was acquired by Global. Casas' principal business was system integration projects for midsize to large clients in Colombia. Mr. Delgado has extensive experience in computer sales and management.

ON LINE LATIN AMERICA, S.A. AND EHOLA.COM, INC.

MARIO HABIB, PRESIDENT - Mr. Habib has been President of On Line Latin America, S.A. ("OLA")(now known as ehola.com S.A.) and eHOLA.com, Inc. ("eHOLA"), wholly owned subsidiaries of Global, since December, 1998. From 1979 to 1998 Mr. Habib was the General Manager of Yidi Industries, a manufacturing concern.Mr.

Habib received a bachelor's degree in mechanical engineering from Purdue University in 1979.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common tock and derivative securities. Based solely on a review of such reports on Forms 3, 4 or 5, provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

                           Summary Compensation Table

The table below summarizes the compensation awarded to, earned by or paid to the named executive officer for services rendered to Global in all capacities for the fiscal years ended December 31, 1997 and December 31, 1998, by each person serving as Global's Executive Officers in the fiscal years ended December 31, 1998 and December 31, 1999.



                                                                           Long-Term
                                                                          Compensation
                                                                          ------------
                                                                             Awards
                                                                          ------------
                                                     Annual                Securities
                                                  Compensation             Underlying
                                          ---------------------------     Options/SARs
Name                            Year      Salary($)          Bonus($)         (#)
----                            ----      ---------          --------
                                 99       $200,000              0              350,000
Richard Baker                    98       $ 75,000              0              0
President & CEO                  97       $ 75,000              0              0
                                 96       $ 75,000              0              0

                                 99       $150,000              0              200,000.
Antonio Serrato                  98       $ 75,000              0              0
Vice-President,                  97       $ 80,000              0              0
COO                              96       $ 75,000              0              0

                                 99       $105,000              0
Rafael Delgado                   98       $105,000              0              100,0000
President of                     97       $ 90,000              0              0
GDC                              96       $ 60,000              0              0

                                 99       $180,000              0              1,100,000
Mario Habib                      98       $135,000              0              0
President of OLA                 97              0              0              0
and eHOLA                        96              0              0              0

The above table reflects annual salaries for positions held in 1996, 1997 and 1998 with what are now our subsidiaries.

                        OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to the named executive officers in the Summary Compensation Table during Fiscal 1999 and exercise information.

INDIVIDUAL GRANTS


                              Number of Securities             Percent of Total Options
                              Underlying Options               Granted to Employees in                  Exercise      Expiration
Name                                  Granted(#)                     Fiscal Year                      Price ($/sh)        Date
----                                  ---------                      -----------                      -----------         ----
Richard Baker                         350,000                           17.86                              7.12          6/1/02

Antonio Serrato                       200,000                           10.20                              7.12          6/1/02

Rafael Delgado                        100,000                            5.10                              7.12          6/1/02

Mario Habib                           350,000                           17.86                              7.12          6/1/02
                                      200,000                           10.20                              2.00         12/8/02
                                      550,000                           28.06                               .52        12/29/09


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the named executive officers, in the Summary Compensation Table during Fiscal 1999. The numbers below are based on a market price of $2 per Common Share at the close of business on December 31, 1999.


                                                                                     Number of                   Value of
                                         Shares                                      Unexercised               Unexercised
                                       Acquired                                   Options at FY-End (#)       In-The-Money
                                          on             Value                      Exercisable/           Options at FY-End($)
Name                                  Exercise (#)    Realized ($)                  Unexercisable
----                                  ------------    ------------                  -------------
                                      Exercisable/Unexercisable
                                      ----------------------------
Richard Baker                                 0             0                         350,000/0                   0/0

Antonio Serrato                               0             0                         200,000/0                   0/0

Rafael Delgado                                0             0                         100,000/0                   0/0

Mario Habib                                   0             0                       1,100,000/0               814,000



As of June 1, 1999, we have entered into employment agreements with the following executive officers and key personnel:

       RICHARD BAKER: A 3 year employment agreement as the President and CEO of Global DataTel, Inc. with a base salary of $200,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $1,000,000.

       ANTONIO SERRATO: A 3 year employment agreement as Vice President and COO of Global DataTel, Inc. with a base salary of $150,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $100,000.

       RAFAEL DELGADO: A 3 year employment agreement as the President of Global DataTel de Colombia, with a base salary of $80,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $100,000.

       MARIO HABIB: A 3 year employment agreement as the President of eHOLA.com and On Line Latin America, S.A., with a base salary of $180,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $100,000.

The employment agreements discussed above contained grants of the following options to purchase common stock, which options are immediately exercisable:

               RICHARD BAKER                350,000  options @ $ 7.12 each
               ANTONIO SERRATO              200,000  options @ $ 7.12 each
               RAFAEL DELGADO               100,000  options @ $ 7.12 each
               MARIO HABIB                  350,000  options @ $ 7.12 each

None of these options have been exercised.

On December 29, 1999, Mario Habib was granted option to purchase 550,000 shares of the Company's common stock at $.52 per share pursuant to the Company's 1999 Incentive and Non-Qualified Stock Option Plan. These options were exercised in February, 2000 under the cashless exercise provisions of the Plan, resulting in the issuance of 492,800 shares to Mr. Habib.

The Company also has employment agreements with the following individuals:

       ANTONIO HABIB: A 3 year employment agreement as the Regional Sales Manager of Global DataTel de Colombia, at an annual salary of $60,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $100,000.

       CARLOS MEJIA: A 3 year employment agreement as the General Manager of Global DataTel de Colombia, at an salary of $65,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $100,000.

The employment agreements for these individuals also grant the following options:

               CARLOS MEJIA                25,000  options @ $7.12 each
               ANTONIO HABIB               15,000  options @ $7.12 each

Each of the above have also executed confidentiality, non-solicitation and non-competition agreements, which restrict the individual's activities for one year after they cease working for us.

The Company's directors currently serve without compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to Global regarding the beneficial ownership, as defined in applicable regulations, of our common stock as of May 3, 2000 by the following individuals or groups: each person or entity who is known by Global to own beneficially more than 5% of our outstanding stock; each of the Executive Officers identified in the Summary Compensation Table; each director of Global; and, all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 23,891,954 shares of common stock outstanding as of May 3, 2000 (1). Common stock is the only outstanding class of voting security of Global.



Name/Address                                       No. of Shares (2)      Percentage
Owner                                   Class      Beneficially Owned     of Class
-----                                   -----      ------------------     --------
Richard Baker(3)(4)                     Common        4,250,144               17.5 %

Rafael Delgado(3)(5)                    Common          144,816         less than 1%

Mario Habib(3)(6)                       Common        1, 122,800               4.6 %

Antonio Serrato(3)(7)                   Common          388,000                1.6 %

AVG Family Trust(3)                     Common        3,592,929               15.0 %

Lynn Tanner(8)(9)                       Common        3,792,928               15.9 %

Robert P. DePalo(10)                    Common        1,700,000                7.1 %

Old Oak Fund, Inc.(11)                  Common        1,794,000                7.5 %

Jerry Daye (12)                           -                -                       -

Officers and Directors as a Group       Common        5,905,760               23.5 %
(4 persons)


(1) Does not include 1,000,000 shares held by International Technology Marketing, Inc. as to which a stop order has been imposed at the request of the Company and which shares the Company is seeking to have cancelled.

  (2) Assumes the exercise of all options (identified below) held by management exercisable within 60 days, which would increase the outstanding common stock by 1,000,000.
  (3)  Address c/o Global DataTel, Inc.
  (4) Includes options held, but not exercised, to acquire an additional 350,000 shares at $7.12 per share.
  (5) Includes options held, but not exercised, to acquire an additional 100,000 shares $7.12 per share.
  (6) Includes options held, but not exercised, to acquire an additional 350,000 shares $7.12 per share and 200,000 shares at $2.00 per share.
  (7) Includes options held, but not exercised, to acquire an additional 200,000 shares $7.12 per share.
  (8) Address c/o David Kagel, Esq. 1801 Century Park East, Suite 2500, Los Angeles CA 90067.
  (9) Includes 459,595 shares held by Dolphin Waves, Inc.; 1,111,111 shares held by Surrey Management Ltd.; 1,111,111 shares held by Walcon Industries, Inc.; and 1,111,111 held by Willside International, Inc.
  (10) Address 208-16 38th Avenue, Bayside NY 11361.
  (11) Address 488 Madison Avenue, 8th Fl., New York NY 10022.
  (12) Although Mr. Daye is a director of the Company, he does not own any of its capital stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 30, 1998, the Company purchased 100% of the shares of International Computer Resources, Inc. ("ICR") and Mantenimiento Electronico de Systemas, Ltd. ("MES"). ICR was formerly owned 33.3% by Richard Baker, Global's President, CEO and Chairman of the Board, 33.3% by Dolphin Waves, Inc. and 33.3% by AVG Family Trust. The consideration paid by Global to the former ICR shareholders, consisted of 4,243,843 restricted shares of Global Common Stock, and 105,000 shares of Global Convertible Preferred Stock. MES was formerly owned 51% by Mr. Baker and 49% by Antonio Serrato, Global's Vice President, COO and Secretary. The consideration paid by Global to the former MES shareholders consisted of 357,153 restricted shares of Global Common Stock. (See "Consolidated Financial Statements" and Notes thereto) eHOLA.com, Inc., previously owned solely by Mr. Baker, was also acquired by Global for $1.00. In addition to the shares of the company's common stock and preferred stock received by Mr. Baker, he has the right to vote all of the other issued shares of the company's Series A Convertible Preferred Stock.

In November, 1998, Casa Informatica, S.A., ("CASA") was acquired from Rafael Delgado, President of our subsidiary, Global DataTel De Colombia, S.A., for a total consideration of $2,800,000, which was paid $840,000 in cash and 392,000 shares of restricted Global common stock valued at $1,960,000.

In November, 1998, D.L.R. y Cia, Ltd., ("DLR") was acquired from Daniel Lopez, Sales Manager of Global DataTel de Colombia, for a total consideration of $600,000, which was paid $300,000 in cash and 60,000 shares of restricted Global common stock valued at $300,000.

In November, 1998, Microstar, Ltd., ("MICRO"), was acquired from Mario Habib, the President of eHOLA.com and On Line Latin America, S.A. and Antonio Habib, the Regional Sales Manager of Global DataTel de Colombia, for a total consideration of $500,000, which was paid $150,000 in cash 40,000 shares of and restricted Global common stock valued at $350,000.

During Global's last fiscal year, and prior to change of control to present management, the Company issued 1,198,500 shares of the Company's common stock to certain former officers, directors and shareholders. Also, during the same period, the Company issued 3,500,000 shares (post split) of the Company's Common Stock to a former officer, director and principal shareholder of the Company, David Newren, for his minority interest in Travel Agent's Hotel Guide, Inc., a former subsidiary of the Company. (See "Consolidated Financial Statements" and Notes thereto).

On February 5, 1999, Global sold 100,000 restricted shares of its Common Stock to AJL Investments, Inc., for $3.00, per share. AJL Investments was at that time a 5% shareholder of the Company.

In 1997, the Company engaged in various transactions wherein preferred stock was issued. The Company issued approximately 4,500,00 shares of preferred stock in connection with with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., Fox Broadcasting Inc. and the acquisition of Travel Agents Hotel Guide, Inc. These preferred stock transactions were reversed in August, 1998. (See "Consolidated Financial Statements" and Notes thereto).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

              3.1 Articles of Incorporation of Gold Coast Resources, Inc. a Nevada corporation (1)

              3.2    Amendment to Articles of Incorporation (1)

              3.3    Amendment to Articles of Incorporation (1)

              3.4    By-Laws (1)

 ..............3.5 Asset Purchase Agreement and Plan of Reorganization, dated
October 8, 1999, by and among Global DataTel, Inc., Global DataTel Acquisition Corporation and Surge Components, Inc. (2)

              3.6 Asset Purchase Agreement, dated December 8, 1999, by and among Surge Components, Inc., GDIS Acquisition Corp., as Buyer and Global DataTel, Inc. (2)

              4.1    1999 Incentive and Non-Qualified Stock Option Plan (3)

              6.1 Lease for 3333 South Congress Ave., Suite 404 & 2875 South Congress Ave., Suite D, Delray Beach, Florida. (3)

              6.2    Lease for Calle 39, No. 18-A-11, Bogota, Colombia. (3)

              6.3 Lease for Carera 18, No. 90-11 and Calle 90, No. 18-16, Bogota, Colombia. (3)

              6.4    Lease for Calle 90, No. 18-59, Bogota, Colombia. (3)

              10.1   Employment Agreement with Richard Baker (1)

              10.2   Employment Agreement with Antonio Serrato (1)

              10.3   Employment Agreement with Rafael Delgado (1)

              10.4   Employment Agreement with Mario Habib (1)

              10.5   Employment Agreement with Antonio Habib (3)

              10.6   Employment Agreement with Carlos Mejia (3)

              16.1 Letter of Schvaneveldt and Company re Change in Certifying Accountant (1)

              16.1 Letter of Infante, Lago & Company re Change in Certifying Accountant(4)

              27     Financial Data Schedule

              99.1 Subordinated Convertible Promissory Note in the Principal Amount of $1,000,000.00 issued by Global DataTel, Inc. (2)

              99.2 Pledge Agreement, dated October 8, 1999, by and among Richard Baker, Global DataTel, Inc., and Surge Components, Inc. (2)

              99.3 Security Agreement, dated December 1, 1999, by and among Surge Components, Inc., GDIS Acquisition Corp., as Buyer and Global DataTel, Inc. (2)


---------------

(1)    Exhibit to Form 10-12G filed July 29, 1999.
(2)    Exhibit to Form 8-K filed January 10, 2000
(3)    Exhibit to Form 10SB12G/A filed May 8, 2000.
(4)    Exhibit to Form 8-K filed January 14, 2000

(b)    REPORTS ON FORM 8-K

A current report on Form 8-K was filed by the Company on November 3, 1999 to report on Item 5, an "Other Event" which occurred on October 8, 1999, 1999.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GLOBAL DATATEL, INC., BY:

                                 /s/ Richard Baker
                                 -------------------------------
                                 Richard Baker, Director,
                                 President and CEO

                                 /s/ Antonio Serrato
                                 ------------------------------
                                 Antonio Serrato, Director and
                                 Secretary

                                 /s/ German Ramirez
                                 ------------------------------
                                 German Ramirez, Chief Financial
                                 Officer

Dated: May 25, 2000

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Global DataTel, Inc.
and its Subsidiaries, for the year ended December 31, 1999:

Accountant's report of Seligson & Giannattasio LLP          F - 2
dated April 16, 2000.

Consolidated Balance Sheets as of December 31, 1999         F - 3
and December 31, 1998

Consolidated Statements of Operations and                   F - 5
Comprehensive Income for the years ended
December 31, 1999 and December 31, 1998.

Consolidated Statements of Shareholder's Deficiency         F - 6

Consolidated Statements of Cash Flows for the               F - 7
years ended December 31, 1999 and December 31, 1998

Notes to Financial Statements                               F - 9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
GLOBAL DATATEL, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Global DataTel, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, cash flows and changes in shareholders' deficiency for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global DataTel, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's working capital deficiency raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SELIGSON & GIANNATTASIO, LLP
N. WHITE PLAINS, NY
APRIL 16, 2000

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                   A S S E T S



Current assets:

   Cash                                                                           $   173,579
   Accounts receivable, net of allowance
      for doubtful accounts of $363,718                                             3,030,984
   Inventories                                                                        948,724
   Other current assets                                                               604,301
                                                                                  -----------

                        Total current assets                                                     $4,757,588

Property, plant and equipment, net of
   accumulated depreciation of $384,272                                                             500,681

Other assets:
   Goodwill, net of accumulated amortization
      of  $66,720                                                                   1,165,024
   Deferred investment banking fees                                                 2,000,000
   Other assets                                                                       174,931
                                                                                  -----------
                        Total other assets                                                        3,339,955
                                                                                                 ----------
                        Total assets                                                             $8,598,224
                                                                                                 ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



Current liabilities:

   Short term borrowings, banks                                                        $   707,029
   Note payable - Surge Components, Inc.                                                 1,000,000
   Deferred revenues                                                                        40,441
   Accounts payable                                                                      2,948,700
   Accrued expenses                                                                      1,359,764
   Notes payable to shareholders                                                           661,667
                                                                                       -----------

                        Total current liabilities                                                                $6,717,601

Mortgage payable - bank                                                                                              72,921
                                                                                                                 ----------

                        Total liabilities                                                                         6,790,522

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
   authorized, par value $.001,  none
   issued as of December 31, 1999                                                                --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,280,124 issued and
   outstanding as of  December 31, 1999                                                      23,280
Paid in capital                                                                          11,703,788
Accumulated deficit                                                                     (10,019,715)
Foreign currency translation adjustment                                                     100,349
                                                                                        -----------
                        Total stockholders' deficiency                                                            1,807,702
                                                                                                                -----------
                        Total liabilities and stockholders' deficiency                                           $8,598,224
                                                                                                                ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                               Year Ended
                                                               December 31,

                                                        1 9 9 9             1 9 9 8
                                                        -------             -------
Net sales                                            $ 13,836,785        $  1,862,339
Costs of goods sold                                     8,411,701             728,140
                                                     ------------        ------------

Gross profit                                            5,425,084           1,134,199
                                                     ------------        ------------

Selling, general, and administrative expenses           3,659,896             757,429
Payroll and related expenses                            3,541,784           1,383,821
Interest expense                                          686,004              18,663
                                                     ------------        ------------

Total expenses                                          7,887,684           2,159,913
                                                     ------------        ------------

Loss before provisions for income taxes                (2,462,600)         (1,025,714)
Provision for income taxes                                193,152             134,839
                                                     ------------        ------------

Loss from continuing operations                        (2,655,752)         (1,160,553)
                                                     ------------        ------------

Discontinued operations:

   Loss from operations from subsidiary sold                   --            (625,473)
   Loss on sale of subsidiary                                  --          (1,910,431)
                                                     ------------        ------------

Loss from discontinued operations                              --          (2,535,904)
                                                     ------------        ------------

Net loss                                               (2,655,752)         (3,696,457)

Other comprehensive income (loss):

   Foreign currency translation, net of tax               138,701             (38,352)
                                                     ------------        ------------

Comprehensive loss                                   $ (2,517,051)       $ (3,734,809)
                                                     ============        ============

Loss per share - Basic and diluted

   Loss per share from continuing operations         $       (.12)       $       (.17)
   Loss per share from discontinued operations                 --                (.37)
                                                     ------------        ------------

Net loss per share - Basic and diluted               $       (.12)       $       (.54)
                                                     ============        ============

Weighted average shares outstanding

   Basic                                               22,352,926           6,836,755
   Diluted                                             22,352,926           6,836,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY



                                                         Preferred Stock                         Common Stock
                                                    Shares             Amount               Share            Amount
                                                    ------             ------               -----            ------

Balance at January 1, 1998                         4,500,000        $      4,500               7,162        $          7

Rescinded preferred                               (4,500,000)             (4,500)                 --                  --
Shares issued for services                                --                  --           1,198,500               1,199
Shares issued for cash                                    --                  --           2,870,000               2,870
Shares tendered by stockholders                           --                  --          (3,518,525)             (3,519)
Shares issued to purchase subsidiaries               105,000                 105           8,622,986               8,623
Foreign currency translation                              --                  --                  --                  --
Net loss for the period                                   --                  --                  --                  --
                                                ------------        ------------        ------------        ------------

Balance at December 31, 1998                         105,000        $        105           9,180,123        $      9,180

Conversion of preferred shares                      (105,000)               (105)         13,000,001              13,000
Shares issued for cash  --                                --                  --             100,000                 100
Shares issued for investment banking fees                 --                  --           1,000,000               1,000
Foreign currency translation                              --                  --                  --                  --
Net loss for the period                                   --                  --                  --                  --
                                                ------------        ------------        ------------        ------------

Balance at December 31, 1999                              --         $        --          23,280,124        $     23,280
                                                ============        ============        ============        ============



                                                                                       Foreign
                                            Additional                                Currency
                                             Paid-in            Accumulated          Translation
                                             Capital              Deficit            Adjustments            Total
                                             -------              -------            -----------            -----

Balance at January 1, 1998                 $  5,821,448        $ (3,667,506)      $          --        $  2,158,449

Rescinded preferred                            (271,895)                 --                  --            (276,395)
Shares issued for services                      198,001                  --                  --             199,200
Shares issued for cash                          571,130                  --                  --             574,000
Shares tendered by stockholders                   3,519                  --                  --                  --
Shares issued to purchase subsidiaries        3,095,580                  --                  --           3,104,308
Foreign currency translation                         --                  --             (38,352)            (38,352)
Net loss for the period                              --          (3,696,457)                 --          (3,696,457)
                                           ------------        ------------        ------------        ------------

Balance at December 31, 1998               $  9,417,783        $ (7,363,963)       $    (38,352)       $  2,024,753

Conversion of preferred shares                  (12,895)                 --                  --                  --
Shares issued for cash  --                      299,000                  --                  --             300,000
Shares issued for investment banking fees     1,999,000                  --                  --           2,000,000
Foreign currency translation                         --                  --             138,701             138,701
Net loss for the period                              --          (2,655,752)                 --          (2,655,752)
                                           ------------        ------------        ------------        ------------

Balance at December 31, 1999               $ 11,703,788        $(10,019,715)       $    100,349        $  1,807,702
                                           ============        ============        ============        ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended
                                                                                         December 31,

                                                                             1 9 9 9                     1 9 9 8
                                                                             -------                     -------


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $(2,655,752)                $(3,696,457)
Adjustment to reconcile net loss to net
     cash (used) provided by operations
     Other losses, net                                                            --                     276,395
     Loss on sale of division                                                     --                   1,910,431
     Depreciation and amortization                                           136,527                      37,425
     Provision for bad debt expense                                           26,162                    (249,295)
Changes in operating assets and liabilities:
        Accounts receivable                                                 (137,478)                    378,098
        Inventories                                                          178,887                     (70,981)
        Other assets                                                         350,297                     124,446
        Accounts payable and accrued expenses                                975,541                     725,880
        Deferred revenues                                                   (368,640)                    171,722
                                                                        -------------               ------------
Net cash used in operating activities                                     (1,494,456)                   (392,336)
                                                                         ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of fixed assets                                          (53,036)                     (2,601)
                                                                        -------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings of notes payable                                      684,314                    (395,044)
        Net advances from stockholders                                       464,380                     388,009
        Proceeds from issuance of common stock                               300,000                     574,000
                                                                           ---------                 -----------

Net cash flows provided by financing activities                            1,448,694                     566,965
                                                                         -----------                 -----------

Foreign currency effect on cash                                              138,701                     (38,352)
                                                                        ------------                 ------------

Net change in cash                                                            39,903                     133,676
Cash at beginning of year                                                    133,676                          --
                                                                        ------------                 -----------

Cash at end of year                                                      $   173,579                 $   133,676
                                                                         ===========                 ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Year Ended
                                                                                             December 31,
                                                                                  1 9 9 9                       1 9 9 8
                                                                                  -------                       -------

Supplemental cash flow information:
Cash paid during the year for:
  Interest                                                                     $         661,004             $          18,663
                                                                               =================             =================
  Income taxes                                                                 $         193,152             $         134,839
                                                                               =================             =================

Non-cash investing and financing transactions:
  Preferred shares issued to purchase subsidiaries                             $              --             $             105
  Common shares issued for services                                                           --                       199,200
  Common shares issued to purchase subsidiaries                                               --                     2,654,455
                                                                               ------------------             -----------------

                                                                               $              --             $       2,853,760
                                                                               =================             =================

Common shares issued for investment banking fees                               $       2,000,000             $              --
                                                                               =================             =================


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

During 1999, MES, DLR and Micro were merged into Casa. The combined entity then changed its name to Global Datatel de Colombia, Inc. ("GDC"). In addition, the Company commenced internet operations as an Internet service/content provider through its wholly-owned subsidiary of ehola.com SA and ehola.com, Inc.

The following is summary of the significant policies followed in the preparation of the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash - For purposes of cash flows the company considers investments of three months or less as cash equivalents.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition - Revenues from services are recognized as the services are performed. Revenues from the sales and installation of hardware packages are recognized when the installation is substantially completed and operational.

Change in Fiscal Year - Effective April 1, 1997, the Company changed its fiscal year to end on December 31.

Inventories - Inventories are principally composed of finished goods and are stated at the lower of cost (first-in, first-out method) or market.

Accounts Receivable - The Company periodically reviews the adequacy of the allowance for doubtful accounts and maintains the allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Property, Plant and Equipment - Property, plant, and equipment is recorded at cost. Depreciation is generally on a straight-line basis over the estimated useful lives of the related assets as follows:

            Building and improvements           20 years
            Furniture and office equipment      5 - 10 years
            Computer and EDP equipment          5 years
            Transportation equipment            5 years

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of accounts receivable and debt securities. Concentration of credit with respect to accounts receivable as of December 31, 1998 was limited to an amount due from an agency of the Colombian Government, which represented approximately 22% of the net accounts receivable. Subsequent to year-end this balance was paid. As of December 31, 1999, no one customer accounted for more than five percent of outstanding accounts receivable. The Company provides for estimated credit losses at the time of sale based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value - The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999 and 1998, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Investments - The Company utilizes Statement of Financial Accounting Standards ("SFAS") Number 115, "Accounting for Certain Investments in Debt and Equity Securities" to account for its investments. The Company's investments consist primarily of a convertible debenture from a publicly traded company and are being reported as held to maturity securities. Held to maturity securities are carried at amortized cost. Held to maturity securities declines in fair value below amortized cost that are other than temporary, are included in earnings.

Goodwill - Goodwill, which represents the excess of acquisition costs over the net assets acquired in the business combinations, is amortized on the straight-line method over 20 years. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods.

Loss Per Share - Loss per share for all periods was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also is adjusted for the assumed conversion of shares issuable upon exercise of options and other convertible securities. The Company had losses in each of the years presented and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - The Company and its U.S. subsidiaries file a consolidated income tax return. Foreign subsidiaries are not consolidated. The Company has adopted SFAS 109 and this pronouncement caused no material changes on the financial statements. The provision for income taxes is primarily related to the reconciliation of the taxes paid and owed by the foreign subsidiaries in accordance with the taxing rules and regulation promulgated by the Colombian government as of December 31, 1999. The Company has approximately $1,900,000 of net operating loss carryforwards, which are subject to certain restrictions and limitations based on the Company's ownership changes during 1998. The Company also has approximately $1,300,000 in net operating losses subsequent to the change in ownership, which may be used to offset income through 2019. A valuation allowance has been provided against the benefits available from these net operating losses due to the uncertainty regarding its realization.

Translation of Foreign Currency - The Company's Colombian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period. For purposes of SFAS No. 52, the Company considers the Colombian Peso to be the functional currency. The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in shareholders' equity. Realized gains and losses from foreign currency transactions are included in the results of operation for the period. Fluctuations arising from intercompany transactions are long term in nature and are accumulated as cumulative translation adjustments.

Year 2000 Computer Readiness - Unaudited - The Company is in the process of evaluating the effect of the year 2000 ("Y2K") on its computer systems. The Company believes that the cost of upgrading its systems will not materially affect the operations but will constitute the normal periodic ongoing cost of maintaining and improving its computer system.

The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties failure to remediate their own Y2K issues. There can be no guarantee that the system of such companies or payors will be timely converted and would not have an adverse impact on the Company. Additionally, general problems such as electric power, water and sewer etc., are beyond the ability of the Company to determine, and would affect most other companies in the geographic area of Colombia. The Company experienced virtually no Y2K problems in January 2000 and does not expect to incur any material costs.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior Period Adjustment - During the current year, certain errors were detected in the previously reported goodwill resulting from the 1998 acquisitions of ICR and MES. An adjustment of approximately $948,000 was made to reduce goodwill at the beginning of the year. A corresponding adjustment was made to reduce the previously reported amortization expense in 1998 by approximately $11,000. As the result of current and previous losses, there is no resulting change in the income tax provision for 1998.

Reclassifications - Certain prior year information has been reclassified to conform to the current year's presentations.

NOTE 2 - BUSINESS ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. In all of the acquisitions, 100% of the acquired companies were purchased.

ICR - On September 30, 1998, the Company acquired all of the outstanding stock of ICR in exchange for 105,000 shares of convertible preferred stock valued at $0.001 per share and 4,243,843 shares of common stock valued at $.20 per share. The net assets acquired and liabilities assumed approximated $90,000 and $190,000, respectively. The transaction has been recorded as a reverse acquisition.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITIONS (Continued)

MES - On September 30, 1998, the Company acquired MES for 357,143 common shares of the Company's common stock, valued at the book value of MES. The net assets acquired and liabilities assumed approximated $1,152,000 and $913,000, respectively.

DLR - On November 30, 1998, the Company acquired DLR for $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter, as defined) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. The acquisition resulted in goodwill of $502,000. The Company did not make the payments as required by the purchase agreement and is in default on the remaining obligation. In March 2000, the remaining payments under the agreement were placed in escrow while the parties negotiate a settlement.

MICRO - On November 30, 1998, the Company acquired Micro for $150,000, payable in six consecutive monthly payments from the date of closing, and 70,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $890,000 and $748,000, respectively. The purchase resulted in goodwill of $218,000. In March 2000, the remaining payments under the agreement were made.

CASA - On November 30, 1998, the Company acquired Casa for $840,000, payable in 9 monthly payments of $93,333 commencing at the date of the closing and 392,000 shares of the Company's common stock, valued at $3 per share. The net assets acquired and liabilities assumed approximated $3,300,000 and $1,800,000, respectively. The purchase resulted in goodwill of approximately $512,000. In March 2000, the remaining payments under the agreement were made.

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

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITIONS (Continued)

The following unaudited pro forma consolidated results of operations are presented as if ICR, DLR, Casa, and Micro Star acquisitions had been made as of January 1, 1998. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on those dates, nor is it indicative of the results that may occur in the future.

                                                  Year ended
                                                 December 31,
                                                     1998
                                                     ----
                                                  (Unaudited)
Net sales                                         $21,457,159

Net loss from continuing operations               $ (314,056)

Net loss per share                                $     (.01)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant, and equipment consist of the following:

                                                         December 31,
                                                             1999
                                                             ----
Land                                                         $ 73,807
Buildings                                                     184,653
Office equipment                                              185,597
EDP equipment                                                 440,896
                                                           ----------

      Total property, plant, and equipment                    884,953
      Less:  accumulated depreciation                         384,272
                                                           ----------
Property, plant and equipment, net                           $500,681
                                                           ==========

Depreciation expense for the year ended December 31, 1999 and 1998 was $74,940 and $84,469, respectively. For the year ended December 31, 1998, depreciation is included for the period from dates of acquisition to the end of the year (see
Note 2 acquisitions).

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE DEBENTURE

On December 14, 1998, the Company sold Hotel to Ameriresource Technologies, Inc. in exchange for a convertible debenture totaling $3,350,000. The debenture accrues interest at the rate of 7% per annum and is due December 15, 2001. The Company accounts for the debenture pursuant to SFAS Number 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has deemed these securities to be "held-to-maturity" securities as defined by the standard and account for the debenture at amortized cost. Although the debenture is guaranteed by a third party, there are sufficient collectability and enforcement concerns to cause a permanent reduction in its market value. This security has therefore been totally reserved and charged against the gain associated with the sale of Hotel.

NOTE 5 - SHORT TERM BORROWINGS, BANKS

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations range between 34% and 44% annually and is determined by the financing source subsequent to the availability of funds. Most of these obligations are personally guaranteed by officers of the companies and the balance owed as of December 31, 1999 approximated $450,000.

ICR has a $100,000 line of credit, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of December 31, 1999, the balance owed on this line of credit was approximately $94,711.

The Colombian subsidiaries have credit facilities from IBM for the purchase of computer equipment which are guaranteed by certain shareholders and officers of the Colombian subsidiaries. The credit facilities at December 31, 1999 approximated $1,200,000 for Casa, $600,000 for DLR, and $150,000 for Micro.

NOTE 6 -  DEFERRED REVENUES

Deferred revenues are comprised mainly of customer deposits on orders. The nature of the Colombian operations requires a delay between the time that an order is placed and the completion of the contract. Consequently, the Company requests deposits on such arrangements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - MORTGAGE PAYABLE - BANK

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank. Therefor, management of the Company can not reasonably determine minimum future payments. Although payments are due currently, the entire balance has been classified as long-term because management cannot determine, at this time, the amount that is due and payable in the current year.

NOTE 8 - CONVERTIBLE PROMISSORY NOTE

In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000 to Surge. The Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note is canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the Note into common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days. In January 2000, the Note was canceled and replaced with a new note totaling $4,100,000 (Note 9).

NOTE 9 - SUBORDINATED CONVERTIBLE PROMISSORY NOTE

In February 2000, the Company entered into a Subordinated Convertible Promissory Note ("Convertible Note") with Surge for $4,100,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by July 31, 2000, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of the Company. In February 2000, the Note was canceled and replaced with a new note totaling up to $6,250,000.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On January 1, 1997, a subsidiary of the Company entered into a two-year lease with an indefinite renewal option for office facilities in Bogota, Colombia. The lease calls for an approximate negotiable increase of 18% at renewal. The lease can be canceled by either party without prior notification.

On December 9, 1996, a subsidiary of the Company entered into a one-year lease for office facilities in Medellin, Colombia. The lease is personally guaranteed by one of the officers of the Company and a bond for approximately 50% of the annual lease was submitted to the lessor. The lease can be terminated by either party without prior notification and calls for negotiated annual increases.

On August 16, 1997, a subsidiary of the Company entered into a one-year lease with an indefinite renewal option for office space in Cali, Colombia. The lease is personally guaranteed by an officer of the Company. The lease calls for negotiated annual increases and can be canceled by non-fulfillment of the lease terms.

On May 4, 1998, a subsidiary of the Company entered into a six-month agreement to rent office space in Medellin, Colombia. The lease calls for an indefinite renewal with annual increases to be tied to the legal inflation rate. The lease may be canceled upon non-fulfillment of the lease terms with three months prior notification.

On March 1, 1993, a subsidiary of the Company entered into a lease agreement expiring in April 2000 to rent office space in Bogota, Colombia. The lease calls for an indefinite renewable option.

On January 1, 1999, a subsidiary of the Company entered into a three-year lease for office and warehouse space in Delray Beach, Florida. The lease is renewable for an additional three years with annual increases of 5%.

As of December 31, 1999, the minimum lease obligation for leases that management can determine to have a minimum obligation is as follows:

            Year
            2000            $ 48,396
            2001              44,796
                            --------

            Total           $ 93,192
                            ========

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STRUCTURE

Additional 1998 Common Stock Issuances - During 1998, Gold Coast issued 1,198,500 shares of its common stock to officers, directors, employees and others for services rendered. The shares were valued at $.20 per share. During 1998, Gold Coast issued 2,870,000 shares of its common stock for cash at $.20 per share pursuant to Rule 504 of Regulation D. During 1998, Gold Coast issued 3,500,000 shares of its common stock to an officer/director/major shareholder for his minority interest in the Travel Agent's Hotel Guide, Inc. The shares were valued at $0.10.

Gold Coast issued 1,000,000 Class F Preferred shares for 80% of the outstanding shares of Hotel. The Class F shares are redeemable for common stock based on the performance guidelines established by the exchange agreement dated October 7, 1997. The Agreement specifies that for each $15,000 of earnings by Hotel, it may redeem one share of class F preferred for 10 shares of common stock subject to the rules and regulations of Rule 144. In the event that no earnings are produced within a five-year period the preferred shares shall become non-convertible.

On August 14, 1998, Gold Coast rescinded the mergers with the above subsidiaries and canceled the preferred shares previously issued to each of these entities.

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

Additional 1999 Common Stock Issuances - On February 5, 1999 the Company completed an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a related party, and the Form D was timely filed with the Securities and Exchange Commission.

In December 1999, the Company issued 1,000,000 shares for investment banking services provided in connection with the Company's acquisition by Surge Components, Inc.

Stock Options - In April 1999, the Company entered into an option agreement with a consultant, in partial payment for services rendered. The agreement grants 250,000 shares of the Company's common stock, at an exercise price of $5.75 per share. The options are non-dilutive. To date, no options have been exercised.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STRUCTURE (Continued)

1999 Incentive and Non-Qualified Stock Options Plan

In 1999, the Company adopted the 1999 Incentive and Non-Qualified Stock Option Plan ("Option Plan"). The plan provides for the grant of options to employees of the Company and its subsidiaries to purchase an aggregate of 2,650,000 common shares.

Option Plan activity is summarized as follows:


                                                                      Weighted Average
                                                       Shares          Exercise Price
                                                       ------          --------------
Options outstanding - January 1, 1999                       --                     --
Granted                                              1,000,000                 $ 7.12
Exercised                                                   --                     --
                                                    ----------
Options outstanding - December 31, 1999              1,000,000                 $ 7.12
                                                    ==========
Options exercisable - December 31, 1999              1,000,000                 $ 7.12
                                                    ==========


In March 2000, the Company granted options to purchase 550,000 shares of the Company's Common Stock to an officer of the Company. The options are exercisable for a three year period at an exercise price of $.52 per share. The options were exercised in March 2000 using the cashless method into 492,800 shares of the Company's common stock.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended December 31, 1999 would have been $(7,683,907) and $(.37) had the new method been applied.

Compensation to non-employees is accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STRUCTURE (Continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 94.34% for awards granted in 1999; risk free interest rate of 6.75%; and expected lives of 3 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1997. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

NOTE 12 -  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment, computer systems design and hardware sales. The Company has two geographic groups, the U.S. subsidiary and the Colombian subsidiaries. The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table.



Year Ended December 31,                                 1999                               1998
                                                        ----                               ----
Revenues from unrelated entities:
   United States                                 $     577,630                         $   594,126
   Colombia                                         13,259,155                           1,268,213
                                                   -----------                          ----------
   Total revenues                                  $13,836,785                         $ 1,862,339
                                                   ===========                         ===========
Operating loss:
   United States                                 $    (869,396)                        $  (527,102)
   Colombia                                         (1,593,204)                           (498,612)
                                                  -------------                        ------------
   Total operating loss                           $ (2,462,600)                        $(1,025,714)
                                                  =============                        ============
Assets:
   United States                                  $  3,676,877                         $ 4,902,609
   Colombia                                          5,777,347                           7,989,580
                                                  ------------                         -----------
   Total identifiable assets                         9,454,224                          12,892,189
   Less:  Corporate eliminations                     2,856,000                           4,284,608
                                                  ------------                         -----------
   Total assets                                   $  6,598,224                         $ 8,607,581
                                                  ============                         ===========

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 -  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS (Continued)

The Company has only one significant supplier, IBM de Colombia, which accounted for approximately 60% of the total purchases made during 1999 and 1998.

NOTE 13 - SALE OF SUBSIDIARY

The Travel Agents Hotel Guide was a publication being developed by Gold Coast and the former management of the Company for use by travel agents in order to advertise and sell hotel rooms primarily throughout the United States. Gold Coast acquired the publication rights, logo, client lists and business concept from the former president of Hotel by issuing 3,500,000 shares of common stock of Gold Coast.

On December 14, 1998, the Company sold Hotel for $3,350,000 in the form of a convertible debenture issued by Ameriresources Technologies, Inc., a publicly traded company, and guaranteed by Lexington Sales, Inc. (Note 4). The accompanying statement of operations for the year ended December 31, 1998 reflect discontinued operations, the loss from operations of approximately $629,000 and the gain on sale of the subsidiary of approximately $2,000,000, less amount reserved of $3,350,000.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company is a member of a group of affiliated entities and, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

NOTE 15 - OPERATING RISKS

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

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

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