Form 10QSB
period 2000-06-30
GLOBAL DATATEL INC
filed 2000-08-14
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

/ /   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0 - 26817

                              Global DataTel, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Nevada                            87-0067813
--------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

                   3333 Congress Ave., Delray Beach, FL 33445
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 276-8260
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Yes ___ No _X_

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000:
23,772,924 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                              Index to Form 10-QSB

                       for the Period Ended June 30, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Operations and Comprehensive Income            5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                12

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                       June 30,   December 31,
                                                       2 0 0 0      1 9 9 9
                                                      ----------   ----------

                                   A S S E T S

Current assets:
   Cash                                               $  372,569   $  173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $62,216 and
     $363,718, respectively                            2,534,364    3,030,984
   Inventories                                           560,981      948,724
   Prepaid expenses and taxes                          1,675,307      604,301
                                                      ----------   ----------

                  Total current assets                 5,143,221    4,757,588
                                                      ----------   ----------

Property, plant and equipment, net of
   accumulated depreciation of $391,339
   and $384,272, respectively                            443,829      500,681
                                                      ----------   ----------


Other assets:
   Goodwill, net of accumulated amortization
     of  $97,512 and $66,720, respectively             1,134,232    1,165,024
   Other assets                                          110,532      174,931
                                                      ----------   ----------

                  Total other assets                   1,244,764    1,339,955
                                                      ----------   ----------

                  Total assets                        $6,831,814   $6,598,224
                                                      ==========   ==========










See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,      December 31,
                                                                                   2 0 0 0         1 9 9 9
                                                                                   -------         -------
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

Current liabilities:
   Short term borrowings, banks                                                  $  1,113,722    $    707,029
   Note payable - Surge Components, Inc.                                            3,311,458       1,000,000
   Deferred revenues                                                                  204,926          40,441
   Accounts payable                                                                 4,145,039       2,948,700
   Accrued expenses                                                                   596,729       1,359,764
   Notes payable to shareholders                                                         --           661,667
                                                                                 ------------    ------------

                  Total current liabilities                                         9,371,874       6,717,601

Mortgage payable - bank                                                                69,008          72,921
                                                                                 ------------    ------------

                  Total liabilities                                                 9,440,882       6,790,522
                                                                                 ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
   authorized, par value $.001,  none issued                                             --              --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,772,924 and 23,280,124
   issued and outstanding respectively                                                 23,773          23,280
Paid in capital                                                                    11,703,315      11,703,788
Accumulated deficit                                                               (14,270,564)    (12,019,715)
Foreign currency translation adjustment                                               (65,592)        100,349
                                                                                 ------------    ------------

                  Total stockholders' deficiency                                   (2,609,068)       (192,298)
                                                                                 ------------    ------------

                  Total liabilities and stockholders' deficiency                 $  6,831,814    $  6,598,224
                                                                                 ============    ============




See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                             Six Months Ended                Three Months Ended
                                                                  June 30,                        June 30,
                                                           2 0 0 0         1 9 9 9         2 0 0 0         1 9 9 9
                                                        ------------    ------------    ------------    ------------
Net sales                                               $  3,504,921    $  7,303,458    $    974,536    $    801,446
Costs of goods sold                                        2,193,290       4,886,463         611,555          43,216
                                                        ------------    ------------    ------------    ------------

Gross profit                                               1,311,631       2,416,995         362,981         758,230
                                                        ------------    ------------    ------------    ------------

Selling, general, and administrative expenses              2,021,759       2,344,983         649,473       1,919,979
Payroll and related expenses                               1,334,112       1,090,948         422,194         796,948
Interest expense, net                                        206,609         246,553          94,243         160,468
                                                        ------------    ------------    ------------    ------------

Total expenses                                             3,562,480       3,682,484       1,165,910       2,877,395
                                                        ------------    ------------    ------------    ------------

Loss before provisions for income taxes                   (2,250,849)     (1,265,489)       (802,929)     (2,119,165)
Provision for income taxes (benefit)                            --            (9,801)           --          (249,801)
                                                        ------------    ------------    ------------    ------------

Net loss                                                  (2,250,849)     (1,255,688)       (802,929)     (1,869,364)

Other comprehensive (loss) income:
   Foreign currency translation, net of tax                 (165,941)         19,050         (91,597)         11,011
                                                        ------------    ------------    ------------    ------------

Comprehensive loss                                      $ (2,416,790)   $ (1,236,638)   $   (894,526)   $ (1,858,353)
                                                        ============    ============    ============    ============

Loss per share

Basic                                                   $       (.10)   $       (.06)   $       (.03)   $       (.08)
Diluted                                                 $       (.10)   $       (.06)   $       (.03)   $       (.08)

Weighted average shares outstanding

Basic                                                     23,536,053      22,260,680      23,772,924      22,280,124
Diluted                                                   23,536,053      22,260,680      23,772,924      22,280,124







See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                                 June 30,
                                                                          2 0 0 0        1 9 9 9
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $(2,250,849)   $(1,255,688)
 Adjustment to reconcile net loss to net
    cash used in operations
    Depreciation and amortization                                            82,802         53,856
    Provision for bad debt expense                                         (301,502)          --
Changes in operating assets and liabilities:
    Accounts receivable                                                     798,122     (2,207,026)
    Inventories                                                             387,743       (444,771)
    Other assets                                                         (1,001,765)      (571,053)
    Accounts payable and accrued expenses                                   433,324      5,140,653
    Deferred revenues                                                       164,485       (359,878)
                                                                        -----------    -----------

Net cash (used in) provided by operating activities                      (1,687,640)       356,093
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                --         (111,382)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings of notes payable                                       2,052,571       (581,648)
    Proceeds from issuance of common stock                                     --          300,000
                                                                        -----------    -----------

Net cash flows provided by (used in) financing activities                 2,052,571       (281,648)
                                                                        -----------    -----------

Foreign currency effect on cash                                            (165,941)        57,402
                                                                        -----------    -----------

Net change in cash                                                          198,990         20,465
Cash at beginning of year                                                   173,579        133,676
                                                                        -----------    -----------

Cash at end of year                                                     $   372,569    $   154,141
                                                                        ===========    ===========



See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000





NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and the statements of income and comprehensive income for the six months ended June 30, 2000 and 1999 and statement of cash flows for the six months ended June 30, 2000 and 1999.

The consolidated results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended December 31, 1999.

NOTE 2 - PLEDGE OF ASSETS

On June 2, 2000, the Board of Directors and a sufficient number of shareholders consented to pledge all the Company's assets and certain of its liabilities to Surge Components, Inc. ("Surge") in furtherance of satisfying a condition precedent to closing the sale of such assets to Surge. As a result of the execution of the pledge agreement, Surge took effective control of the Company's assets and operations. The Company has reported its operations through the date of the change in control.

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

Six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

Net sales for the six months ended June 30, 2000 ("Fiscal 2000") decreased by $3,798,537, or 52%, to $3,504,921, as compared to $7,303,458 for the six months ended June 30, 1999 ("Fiscal 1999"). This decrease was attributable primarily to a large demand for products during the early part of 1999 due to year 2000 concerns and having the Company's main supplier sell a significant amount of goods directly to customers, with the Company receiving a commission on the sale. The Company is currently negotiating with its main supplier in order to attempt to obtain more favorable credit terms. Approximately 88% of the sales in Fiscal 1999, or $6,427,043 were from the sales of computer equipment as compared to $2,247,688, or 64% of sales in Fiscal 2000.

The Company's gross profit for Fiscal 2000 decreased by $1,105,364, or 46%, to $1,311,631, as compared to $2,416,995 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers and the greater efficiency in inventory management resulting from the merger of the Colombian subsidiaries have also resulted in an increased gross profit. As a result, gross profit as a percentage of sales increased from 33% in Fiscal 1999 to 37% in Fiscal 2000.

Selling, general and administrative expenses decreased by $323,224, or 14% to $2,021,759 in Fiscal 2000, as compared to $2,344,983 for Fiscal 1999. The decrease in expenses relates to cost savings associated with the combining of the Colombian subsidiaries during 1999.

Payroll expenses increased by $243,164, or 22% to $1,334,112 in Fiscal 2000, as compared to $1,090,948 in Fiscal 1999. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities since the later part of 1999.

As a result of the above, the Company had a loss from operations totaling $2,250,849 in Fiscal 2000, as compared to a loss from operations totaling $1,265,489 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $854,000 from the operations of ehola.

Liquidity and Capital Resources

The Company's Current Ratio changed to 0.55 at June 30, 2000, as compared to
0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. During the six months ended June 30, 2000, the working capital deficiency increased to $4,228,653.

During the six months ended June 30, 2000, the Company had net cash used in operating activities of $1,687,640, as compared to $356,093 provided by operating activities in the six months ended June 30, 1999. The increase in cash used in operating activities resulted primarily from losses incurred during the six months ended June 30, 2000.

     The Company had net cash provided by financing activities of $2,052,571 for six months ended June 30, 2000, as compared to $281,648 used in financing activities for the six months ended June 30, 1999. This increase in the cash provided by financing activities was a result of proceeds from a convertible note with Surge as described more fully below. As a result of the foregoing, the Company had a net increase in cash of $198,990 during the six months ended June 30, 2000, as compared to $20,465 for the six months ended June 30, 1999.

As 95% of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The Company's current financial situation, as well as the ongoing funding to support the initial and continuing operations of ehola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months. As a result, the Company has not been able to adequately fund the marketing of ehola. Ehola has therefore been unable to attract and retain more than 350 paid subscribers for its internet service provider operations. Consequently, revenues for ehola totaled less than $42,000 for the six months ended June 30, 2000. The Company has obtained funds through a convertible note with Surge that has been used in part to sustain the operations of the Company. A significant amount of additional funding is anticipated from the potential exercised of Surge warrants subsequent to the completion of the proposed acquisition by Surge.

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

At June 30, 2000 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,001 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Officers of the companies personally guarantee a portion of these obligations and the balance owed as of June 30, 2000 approximated $978,393.

ICR and Global have available lines of credit aggregating $148,750, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of June 30, 2000, the balance owed on this line of credit was approximately $141,461.

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

In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by September 15, 2000, as extended, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.

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


                                        GLOBAL DATATEL, INC.



                                        By: /s/ Antonio Serrato
                                            ------------------------------------
                                            Antonio Serrato
                                            President



                                        By: /s/ German Ramirez
                                            ------------------------------------
                                            German Ramirez
                                            Chief Financial Officer

Dated:  August 14, 2000