Form 10QSB/A
period 2000-03-31
GLOBAL DATATEL INC
filed 2000-08-24
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB/A

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number  0-26817

                                    Global DataTel, Inc.

__________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

       Nevada                                           87-0067813
__________________________________________________________________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   3333 Congress Ave., Delray Beach, FL 33445
__________________________________________________________________________
                    (Address of principal executive offices)

                                 (561) 276-8260
__________________________________________________________________________
                (Issuer's telephone number, including area code)

__________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______  No___X__


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes _______ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000:
23,772,924 shares of common stock, par value $.001 per share.

    Transitional Small Business Disclosure Format (check one):

Yes _______ No __X______
                 -

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                            Index to Form 10-QSB/A

                       for the Period Ended March 31, 2000



PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Income and Comprehensive Income                5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2. Management's Discussion and Analysis or Plan of Operation         8 - 11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 12

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                  March 31,         December 31,
                                                                   2 0 0 0             1 9 9 9
                                                                   -------             -------

                                   A S S E T S

Current assets:
  Cash                                                           $     37,380          $   173,579
  Accounts receivable, net of allowance
    for doubtful accounts of $141,216 and
    $363,718, respectively                                          3,380,345            3,030,984
  Inventories                                                         712,380              948,724
  Prepaid taxes                                                     1,710,672              604,301
                                                                   ----------          -----------

               Total current assets                                 5,840,777            4,757,588
                                                                   ----------           ----------

Property, plant and equipment, net of
  accumulated depreciation of $396,904
  and $384,272, respectively                                          488,049              500,681
                                                                  -----------          -----------


Other assets:
  Goodwill, net of accumulated amortization
    of  $82,116 and $66,720, respectively                           1,149,628            1,165,024
  Other assets                                                         83,041              174,931
                                                                  -----------          -----------

               Total other assets                                   1,232,669            1,339,955
                                                                  -----------           ----------

               Total assets                                        $7,561,495           $6,598,224
                                                                   ==========           ==========










See accompanying notes to consolidated financial statements.
                                        3

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                  March 31,         December 31,
                                                                   2 0 0 0             1 9 9 9
                                                                   -------             -------

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Short term borrowings, banks                                   $    881,992         $   707,029
  Note payable - Surge Components, Inc.                             2,806,251           1,000,000
  Deferred revenues                                                   169,210              40,441
  Accounts payable                                                  3,905,548           2,948,700
  Accrued expenses                                                  1,429,312           1,359,764
  Notes payable to shareholders                                            --             661,667
                                                                   ----------          ----------

               Total current liabilities                            9,192,313           6,717,601

Mortgage payable - bank                                                73,724              72,921
                                                                   ----------          ----------

               Total liabilities                                    9,266,037           6,790,522
                                                                   ----------          ----------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
  authorized, par value $.001,  none issued                                --                  --
Common  stock, 50,000,000 shares authorized
  par value $.001, 23,772,924 and 23,280,124
  issued and   outstanding respectively                                23,773              23,280
Paid in capital                                                    11,703,315          11,703,788
Accumulated deficit                                               (13,467,635)        (12,019,715)
Foreign currency translation adjustment                                36,005             100,349
                                                                  -----------         -----------

               Total stockholders' deficiency                      (1,704,542)           (192,298)
                                                                  ------------        ------------

               Total liabilities and stockholders' deficiency     $ 7,561,495         $ 6,598,224
                                                                  ===========         ===========




See accompanying notes to consolidated financial statements.
                                        4

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2 0 0 0         1 9 9 9
                                                                                -------         -------
Net sales                                                                     $2,530,385      $6,502,012
Costs of goods sold                                                            1,581,735       4,843,247
                                                                             -----------      ----------

Gross profit                                                                     948,650       1,658,765
                                                                             -----------      ----------

Selling, general, and administrative expenses                                  1,372,286         425,004
Payroll and related expenses                                                     911,918         294,000
Interest expense, net                                                            112,366          86,085
                                                                             -----------      ----------

Total expenses                                                                 2,396,570         805,089
                                                                             -----------      ----------

(Loss) income before provisions for income taxes                              (1,447,920)        853,676
Provision for income taxes                                                            --         240,000
                                                                             -----------      ----------

Net (loss) income                                                             (1,447,920)        613,676

Other comprehensive (loss) income:
  Foreign currency translation, net of tax                                       (74,344)          8,039
                                                                             ------------     ----------

Comprehensive (loss) income                                                  $(1,522,264)     $  621,715
                                                                             ============     ==========

Earnings (loss) per share

Basic                                                                        $      (.06)   $        .03
Diluted                                                                             (.06)            .03

Weighted average shares outstanding

Basic                                                                          23,296,551     22,240,798
Diluted                                                                        23,296,551     22,240,798







See accompanying notes to consolidated financial statements.
                                        5

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31,
                                                                      2 0 0 0          1 9 9 9
                                                                      -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                              $(1,447,920)     $   613,676
Adjustment to reconcile net loss to net
   cash used in operations
   Depreciation and amortization                                       28,028           27,927
   Provision for bad debt expense                                    (222,502)              --
Changes in operating assets and liabilities:
   Accounts receivable                                               (126,859)      (2,080,011)
   Inventories                                                        236,344         (247,744)
   Other assets                                                    (1,014,481)      (1,015,947)
   Accounts payable and accrued expenses                            1,026,416        1,543,210
   Deferred revenues                                                  128,769           92,225
                                                                  -----------      -----------

Net cash used in operating activities                              (1,392,205)      (1,066,664)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings of notes payable                                  1,982,017          783,790
   Net advances from stockholders                                    (661,667)              --
   Proceeds from issuance of common stock                                  --          300,000
                                                                  -----------      -----------

Net cash flows provided by financing activities                     1,320,350        1,083,790
                                                                  -----------      -----------

Foreign currency effect on cash                                       (64,344)          38,352
                                                                  -----------      -----------

Net change in cash                                                   (136,199)          55,478
Cash at beginning of year                                             173,579          133,676
                                                                  -----------      -----------

Cash at end of year                                              $     37,380      $   189,154
                                                                 ============      ===========



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

Net sales for the quarter ended March 31, 2000 ("Fiscal 2000") decreased by $3,971,627, or 61%, to $2,530,385, as compared to $6,502,012 for the quarter ended March 31, 1999 ("Fiscal 1999"). This decrease was attributable primarily to having the Company's main supplier sell a significant amount of goods directly to customers during the latter part of 1999 and early 2000, with the Company receiving a commission on the sale. In this way, the Company is limiting its credit risk. Approximately 85% of the sales in Fiscal 1999, or $5,572,097 were from the sales of computer equipment as compared to $1,716,534 in Fiscal 2000.

The Company's gross profit for Fiscal 2000 decreased by $710,115, or 43%, to $948,650, as compared to $1,658,765 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers also results in an increased gross profit. As a result, gross profit as a percentage of sales increased from 26% in Fiscal 1999 to 37% in Fiscal 2000.

Selling, general and administrative expenses increased by $947,282, or 223% to $1,372,286 in Fiscal 2000, as compared to $425,004 for Fiscal 1999. The increase in these expenses relates primarily to the costs associated with the operations of ehola, which commenced during the second quarter 1999.

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

As a result of the above, the Company had a loss from operations totaling $1,447,920 in Fiscal 2000, as compared to income from operations totaling $853,676 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $590,000 from the operations of Ehola.

Liquidity and Capital Resources

The Company's Current Ratio changed to 0.64 at March 31, 2000, as compared to
0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. During the three months ended March 31, 2000, the working capital deficiency increased to $3,351,536. The Company's accounts receivable at March 31, 2000 exceeded revenues for the first quarter 2000. This resulted from approximately 44% of the sales for the quarter occurring in the month of March. In addition, according to Colombian law, the Company is required to include in all invoices a 15% tax on sales.

During the three months ended March 31, 2000, the Company had net cash used in operating activities of $1,392,205, as compared to $1,066,664 used in operating activities in the three months ended March 31, 1999. The increase in cash used in operating activities resulted primarily from losses incurred during the three months ended March 31, 2000.

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

As 95% of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The

Company's current financial situation, as well as the ongoing funding to support the initial and continuing operations of Ehola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months. The Company currently has no material commitments for capital expenditures. As a result, the Company has not been able to adequately fund the marketing of Ehola. Ehola has therefore been unable to attract and retain more than 350 paid subscribers for its internet service provider operations. Consequently, revenues for Ehola totaled less than $20,000 for the quarter ended March 31, 2000. The Company has obtained funds through a convertible note with Surge that has been used in part to sustain the operations of the Company. A significant amount of additional funding is anticipated from the potential exercised of Surge warrants subsequent to the completion of the proposed acquisition by Surge.

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

In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000. The Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note will be canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the Note into the common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days or demand repayment. In January 2000, the Note was cancelled and replaced with a new note totaling $4,100,000.

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


In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.


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


                                                   GLOBAL DATATEL, INC.



                                             By:   /s/ Antonio Serrato
                                                   ------------------------
                                                   Antonio Serrato
                                                   President


    Dated:  August 24, 2000                        /s/ German Ramirez
                                                   ------------------------
                                                   German Ramirez
                                                   Chief Financial Officer