Form 10KSB/A
period 1999-12-31
GLOBAL DATATEL INC
filed 2000-08-25
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A

                 Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended: December 31, 1999

                          Commission File No. 0-26817

                              Global DataTel, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                                 87-0067813
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               3333 Congress Avenue, Delray Beach, Florida 33445
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561)- 276- 8260
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's net sales for its most recent fiscal year. $ 13,836,785

The aggregate market value of the 2,600,557 (1) of voting stock held by non-affiliates of the Registrant, as of May 22, 2000 when the closing sale price was $ 1.60 per share, was $ 4,160,891.20 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

The number of shares outstanding of the issuer's common shares, par value $.001 per share, as of May 3, 2000, was 23,891,954.

----------
(1) Does not include 1,000,000 shares the ownership of which is in dispute. See
Note 1 to Item 11. Security Ownership of Certain Beneficial Owners and
Management.

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


                                     PART I

Item 1.  Business.

(a) Development of Business.

Global DataTel, Inc., was originally incorporated in the State of Utah in 1980, as LaPlate Oil and Mining, Inc., and changed its name to Gold Coast Resources, Inc. in 1982. The Company's state of incorporation was changed in December, 1996 to the State of Nevada. In December, 1998, the Company's name was changed to Global DataTel, Inc., in connection with a change in control of the Company. The change resulted from the series of events described below which occurred earlier in 1998 and refocused the direction of the Company. In December 1998, [1] the largest shareholder of the Company, surrendered a portion of his shares, and the Company reissued shares to, among others, new shareholders who invested along with the new business of the Company. Shortly thereafter, the existing officers and directors of the Company, David Newren and David Levy, resigned, and Richard Baker, Antonio Serrato, and Jerry Daye were appointed to the Board of Directors and Richard Baker was appointed President, Gerald D'Ambroseo appointed Secretary and Michael DeMarie appointed Treasurer. Mr. Baker resigned from all positions with the Company in June 2000. All share and per share data in the Report give retroactive effect to Company's December 1998 one-for-two reverse stock split.

In 1998, a number of significant transactions took place. The Company, in September 1998, acquired International Computer Resources, Inc. ("ICR"), a Florida corporation, which does business as an IBM computer reseller, and Mantenimiento Electronico de Systemas, Ltd. ("MES"), a Colombian corporation, which does business as a computer integrator and service provider.

In November, 1998, Global acquired three additional Colombian corporations, Casa Informatica, S.A., ("CASA"), DLR & CIA, Ltda., ("DLR") and Microstar, Ltda. ("MICRO"). CASA, an IBM computer reseller, was acquired for $840,000.00 in cash and a promissory note (since paid) and 392,000 restricted shares of the Company's common stock (the "Common Stock") valued at $1,176,000. DLR, an IBM computer reseller and system integrator, was acquired for a total consideration of $600,000, which was paid $300,000 in cash and a promissory note (since partially paid) and 60,000 restricted shares of the Company's common stock valued at $300,000. The remaining payments under the promissory note to DLR ($120,000) were placed in escrow while the parties negotiate a settlement. The remaining balance on, MICRO, also a IBM computer reseller and system integrator, was acquired for a total consideration of $500,000, which was paid $150,000 in cash and a promissory note (since paid) and 70,000 restricted shares of the Company's common stock valued at $350,000.

Global now has three wholly owned or controlled operating subsidiaries:

                  Global DataTel de Colombia, S.A. (GDC), a Colombian corporation which is subsidiary, consisting of four acquired companies in Colombia, MES, CASA, DLR and MICRO. These companies are involved in the computer system integration business. Global owns 94.9% of the capital stock of GDC, with 100% of the voting rights. Under Colombian law, a foreign entity cannot own more than 94.9% of a Colombian corporation.

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

On December 14, 1998, the Company sold its interest in a subsidiary, The Travel Agent's Hotel Guide, Inc., a Nevada corporation, to Ameriresources Technologies, Inc. in consideration for a convertible debenture in the face amount of $3,350,000, bearing interest at the rate of seven (7%) percent per annum and convertible in three years into common stock of Ameriresources. Gold Coast Resources had acquired a 20% interest in the Travel Agent's Hotel Guide, Inc. on August 17, 1998, by payment of 3,500,000 shares of Common Stock to David Newren, a former officer and director of the Company. The Company had previously acquired an 80% interest.

[11] In April, 1999, we negotiated a letter of intent to acquire Malibu Shopping Networks, Inc., doing business as "Latin Pak," which company provides marketing and distribution services to the Latin American community. No agreement was ever entered into and the Company elected not to pursue this acquisition.

At one time, Gold Coast Resources pursued mergers with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., and Fox Broadcasting Inc., but rescinded these transactions in August 1998, canceling the 1,000,000 shares of preferred stock previously issued to each of these entities.


(b) Narrative Description of Business.

Global DataTel de Colombia, (GDC) is the largest operating subsidiary of Global, with over 95% of its revenues and profits. This subsidiary is the South American component of our Information Systems Division. The North American component of our Information Systems Division presently accounts for approximately 5% of the Company's revenues and profits. GDC is a midrange to large system integration computer solution provider. In Colombia, GDC is authorized by various leading high tech companies as a reseller. [4] An authorized reseller is a company that has met the minimum requirements established by a manufacturer in order to be able to resell that manufacturer's product. GDC represents such firms as IBM Corp., Compaq Computer, Microsoft, and Lotus. The GDC subsidiary has been authorized by IBM de Colombia to resell midrange and personal computer systems and IBM's operating system software and utilities in Colombia. We deal directly with IBM de Colombia for order fulfillment. We are also authorized to resell Compaq Corp. systems in Colombia. We can purchase directly or through their distributors as best suits our needs. The Microsoft Corp. has authorized GDC to be a Microsoft Solution provider. [3] In that capacity, GDC integrates Microsoft products with other applications, i.e., installing and setting up Microsoft programs in the hardware and network elements being purchased by our customers as part of an integrated system. The Lotus Corp., an IBM company, has authorized us to resell their products. These products are primarily purchased through their authorized distributors in Colombia. Global is also an authorized reseller in Colombia of Global One telecommunications products and services. Global One is a corporation owned jointly by Sprint, French Telecom, and Deutsche Telecom. They operate Global One outside their primary markets. Because of changes in control of Global One no agreement is in effect and Global has not generated any revenues from Global One. [8] [9]

We are authorized distributors for IBM and Lotus, and we have a written distribution agreement with JBA International, Inc. ("JBA") [2] [5] There are no exclusive sales territories for IBM, Compaq, Microsoft, JBA, Cisco Systems or Lotus.[2] We do have an "installed base" with IBM, whereby any contact to buy IBM hardware by applicable customers is made through GDC.

The primary focus is to provide presale consulting to Colombia's largest national, government, and international companies, to determine the best solution to their particular information system requirements. Based upon this analysis, GDC can provide clients with a fully integrated solution which may include hardware, software and services from various sources. The products may include an AS/400 mini-computer, which becomes the host system in a centric computing architecture operating under IBM's proprietary OS/400 operating system. The applications suite that reside on these hosts may include an ERP application such as JBA's System 21 product localized and customized for each account. The Information Systems Division's main business is to provide system consulting, resale of new micro, mini, or mainframe hardware, as well as software and complementary contract services as needed. These services may include help desk, contract programming, training, and hardware/software maintenance contracts. Sale of new hardware typically may include wintel based micro computers such as IBM desktops, IBM AS/400-RS/6000 mini computers, and IBMS/390 mainframes. A typical sales cycle begins with either a sales lead from one of our suppliers such as IBM, or a direct outbound sales call from one of our salespersons. We market primarily in Colombia, with 4 offices in the major cities. Our staff includes 162 employees, all of them full-time employees. Customer support is determined by the product or service that has been supplied to the account. In the case of new hardware, the supplier handles the warranty directly and subsequently may sell an ongoing service agreement. Software products may include Microsoft, Lotus, JBA, and several other complimentary application software programs as may be deemed necessary in order to provide satisfactory results. Services include various supplemental after sale products such as executive training, employee implementation, and long term contractual maintenance agreements.

Our largest order to date is from La Cachareria La Catorce a large supermarket chain headquartered in Cali, Colombia. This order is primarily for IBM point of sale hardware and software.[7] While the parties negotiated a contract they chose instead to enter into a three-year plan beginning in 1999. Each year upon Global's submission of a budget and schedule of store by store implementation, GDC obtains a work order. Invoicing and payment is made when each store installation is completed. As of February 1, 2000, we had fulfilled approximately $850,000 of the plan rollout. There was a 12 month delay from the original schedule due to technical problems with IBM's network. The year 2000 should constitute $500,000 with the balance of a $5 million budget subject to review.

[10] GDC formerly had a service agreement with the Colombian National Police to maintain and service their IBM Information System. This agreement ended in December, 1999, due to the fact that the National Police added 20 additional RS/6000 servers which they wanted the Company to maintain at no additional compensation. It was not profitable for the Company to do so. Our current service agreement covers power, original cabling, networking elements, connectors, switching and frames. In connection with our system integration services we provide the National Police with hardware from Cisco and Hewlett Packard, as well as cabling services needed for the installation, configuration and testing of their information system. We also receive installation assignments on an as-needed basis.

The customer support for software and services, may reside with Global, with certain levels of support accorded our company from the supplier. New product developments include e-commerce solutions as well localization of some software programs for our suppliers such as JBA. At the moment we have no intellectual property rights, or patents, and licenses.

[13] The division operates across a broad horizontal marketplace and is not limited to any single vertical market. We compete in a very competitive marketplace against not only other integrators, but also manufacturers such as Sun Microsystems, as well as IBM themselves in certain instances. Management believes that Global is well positioned in the marketplace and has a good reputation in fulfilling the client contracts. Our competitors however, may have greater resources or superior products, than our offerings. The competitive nature of system integration requires a talented workforce to compete effectively. The competition may have expertise in certain areas that would give that company an edge in winning a contract and vice versa.

[13] GDC has been selling integrated systems and providing enterprise resource planning (ERP) services in the manufacturing and distribution sectors, and competes, management believes, on the basis of price, quality and speed. ERP integrates all departments and functions across a company into a single computer system to serve, in an efficient and integrated fashion, the needs of the different departments. By including all of the hardware, software and services to implement a project from our broad portfolio of products and services, which includes electronic business to business applications, we maintain a competitive advantage. A growing percentage of sales is directly related to the business to business area, which is a natural complement to our integrated systems offerings.

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

On Line Latin America, S.A. (now eHOLA.com S.A.), and eHOLA.com operate under our On Line Services Division. This division's main business is two-fold: to provide dial-up Internet access ("Internet Access") principally to do business in the United States, Central America, and South America, (which is marketed under the eHOLA name) and to provide both simple and sophisticated e-commerce business solutions ("Technology Solutions").

Our Internet access operations commenced on April 22, 1999. We presently offer Internet access in the following countries: Argentina, Bolivia, Brazil, Chile, Colombia, El Salvador, Equador, Guatemala, Mexico, Paraguay, Peru, United States and Venezuela. We are in a testing phase, and are actively seeking subscribers. eHOLA offers, for one basic yearly subscription price per country, in the countries listed above, unlimited Internet access including the World Wide Web multilingual portal The service also includes free e-mail and Microsoft Internet Explorer browser. As of June 30, 2000, we had 343 Internet access subscribers, approximately 4,400 registered users, and revenues of $66,920.

The Internet in Latin America is still in its infancy as compared to the United States or Europe as looked at from a population penetration percentage. Although the market place is relatively new, competition is growing more robust. Though eHOLA endeavors to engage in predominately business-to-business e-commerce in Latin America where there is presently limited competition due to the high distribution channel barriers to entry, there is no guarantee that competition in this realm will remain comparatively tepid.

[14] America OnLine's ("AOL") entrance into Latin America (AOL LA) has dedicated its effort to build dialup service and consumer oriented content. AOL LA has launched service in Brazil, and we expect that it will expand to other countries in Latin America, following the consumer oriented market. While it may take time to build brand name recognition in Latin America, with AOL's resources and expertise, it is expected that AOL LA will be a market leader. Nevertheless, we believe that the market is so large that we will be able to maintain our presence in the market place.

eHOLA is moving towards being a business to business oriented company. As Internet use in Latin America grows, more businesses will need to develop internet strategies. While AOL LA will affect the ISP portion of our business, our e-commerce, Web integration, hosting, connectivity and application service provider portions are not considered to be, at least today, affected by AOL LA. As AOL LA's marketing efforts bring more consumers to the Internet, more business oriented opportunities shall appear for eHOLA.

[12] In February 2000, we opened an e-business center in Bogota, Colombia, including Global Plaza and Global Merchant. Global Plaza is an Internet site where our clients can build a virtual store where, for a monthly fee, they can link, promote, catalog and sell their products over the Internet and share our search capabilities without the need to acquire, operate and maintain their own hardware and software. Global Merchant is an e-commerce application that allows small, and medium size companies to create multiple virtual stores to exhibit, promote, and commercialize their products and services over the Internet by taking real-time sales orders from existing or perspective customers 24 hours a day, seven days a week. Global Merchant provides the ability to generate advertising spaces for each store, track performance and sales and derive consumer profiles to obtain demographic information. The Bogota center currently has three users, and is still in the process of launching. Presently, it is our goal for this center to provide services for all of Colombia. Once established, we will seek to open centers in Cali, Medillen and Baranquilla, Colombia.

The Technology Solutions operations are in their development stage. eHOLA endeavors to provide both simple and sophisticated e-commerce business solutions to Latin American companies with which eHOLA/com comes in contact by virtue of GDC's (and its progeny's) Web and system integration engagements, its Internet Access clientele, business visitors to its Internet business center, and through its own direct solicitations. eHOLA's Technology Solutions operations have attracted relationships with top-tier American technology providers (e.g., BroadVision) seeking to capitalize upon GDC's and eHOLA's Latin American synergies.

Global is not dependent upon any major customer at the present time. From time to time Global has had large government contracts. Such large government contracts or clients are, in the opinion of Management, an exception. As we purchase products only in connection with our sales, we do not experience backlogs.

The South American component of our Information Systems Division, GDC, accounts for approximately 95% of the Company's revenues. The North American component presently accounts for approximately 5%.

Global has no research and development costs to date. [6]

Possible Future Acquisitions. Management believes that an important element of Global's strategy to be a lending provider of e-business and infrastructure solutions is and will continue to be organic growth and growth through acquisitions. The web and systems integration, Internet access and related businesses in Latin America are still relatively fragmented in comparison to similar companies in the United States. This fragmented market creates opportunities for companies like Global who are positioned to acquire small, independent companies throughout Latin America and then aggregate these companies within one business enterprise that can enjoy economics of scale and other synergies.

Global presently has no definitive agreements to consummate any such transactions, but has entered into discussions with a number of web and systems integration companies and Internet service providers in Latin America with respect to either entering into a letter of intent or acquiring an option to purchase such businesses. Management expects that any such transactions would be consummated, if at all, following the recapitalization and consummation of the GDIS Acquisition. Management also expects that the majority of the consideration paid to acquire such companies would be in the form of shares of Class B Common Stock of Surge Components, Inc. However, there can be no assurance that any such transactions will be consummated, or, if they are, as to the terms of the definitive purchase agreements.

Item 2.  Properties.

The Company presently maintains the following facilities:

Information Systems Division - North America

         An office suite totaling approximately 2,000 sq. ft. in Delray Beach, Florida, which is leased through the year 2001, at a yearly rental of $37,709. The building is a commercial technical center with approximately 5 individual companies located directly adjacent. In June 2000, Global relinquished approximately 2,500 square feet of warehouse space which was underutilized and rented a 1,000 square foot warehouse at $151.86 per month.

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

         Cali, Colombia- One sales/technical office totaling 1200 sq. ft., which leased through January, 2001. The annual rent is $10,200.00.

         Medillen, Colombia- One sales/technical office totaling 95 sq. meters, which is leased through March 31, 2002. The annual rent is $6,600.00.

         Barranquilla, Colombia- One sales/technical office totaling 2,500 sq. ft., which is leased through February 1, 2003. The annual rent is $19,200.00.

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

Item 3.  Legal Proceedings.

The Company has been named by Seven Oaks Holdings as a third-party defendant in litigation in connection with the reissuance of a stock certificate for approximately 400,000 shares, with restrictive legend. A shareholder of the Company had pledged the shares to Seven Oaks Holdings in connection with a loan transaction. The Company believes that it has meritorious defenses to such action. [26] The action, initially commenced in May, 1999, is pending in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 99-4900 AI, and is entitled "Joseph Charles & Associates, Plaintiff, and Classic Inns, Inc., Plaintiff Intervenor, vs. Seven Oaks Holdings, Limited, Defendant/Third Party Plaintiff, vs. Global DataTel, Inc. and Signature Stock Transfer, Inc., Third Party Defendants."

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

In June 2000, Global received written notice and claim for payment of approximately $134,000 from Efflux, Inc. ("Efflux"), in connection with two alleged written contracts and an oral agreement relating to construction of a Web site, and other Web related work for ehola. In addition, Efflux claims certain amounts for software and related license purchases on behalf of ehola. Efflux claims ownership of the Web site and its use, pursuant to the contracts, until payment is made in full. Global believes that it has a meritorious defense to the claims asserted by Efflux, and to date, no litigation relating to this matter has been commenced by either Efflux or Global.

Item 4.  Submission of matters to a Vote of Security Holders.

                  None.


                                    PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

Our common stock has had a limited market in the Over-The-Counter Bulletin Board (OTCBB), under the Symbols "GCRI", GCRID, "GDIS", "GDISD" and "GDISE". The stock was removed from trading on the OTCBB on December 2, 1999. The following is a summary of the high ask and low bid for each quarter (with the volume traded in that quarter) since commencement of trading in February, 1997, as provided by NASDAQ Trading & Market Services and the National Quotation Bureau:

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

Recent Sales of Unregistered Securities.

The issuance of shares by the Company in connection with the hereinafter described acquisitions of ICR, MES, DLR and MicroStar, as well as the terminated acquisitions described below, were each transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as a transaction by an issuer not involving any public offering. No unregistered distribution of the Company's securities was made in any of the transactions without an appropriate exemption from the registration requirements. [27] The issuance of shares pursuant to the exemption from registration pursuant to Regulation D of the Securities Act is also noted where appropriate. Unless otherwise indicated below, no underwriters or placement agents were involved in any transactions.

In 1997, the Company engaged in negotiations for various entities wherein preferred stock was issued. These investors were exempt from registration under
Section 4(2) of the Securities Act. The Company issued approximately 4,500,000 shares of preferred stock in connection with Biostasis, Inc., Shoulder Shade Products, Inc., Secure Bind, Inc., Fox Broadcasting Inc. and the acquisition of Travel Agents Hotel Guide, Inc. All of the proposed acquisitions were cancelled. These preferred stock transactions were reversed in August, 1998. (See "Consolidated Financial Statements" and Notes thereto).

During 1997, Gold Coast acquired 135,751 shares of Synfuels Technology, Inc. by issuing 1,585,040 shares of its restricted common stock. An additional 30,125 shares were acquired by issuing 500,000 shares of its common stock pursuant to an exemption under Regulation D. These shares were exchanged for 17.2 acres of land in Henderson, Nevada in December 1996. [25] This land was subsequently lost through repossession. Gold Coast's president at the time of the transaction was also an officer of Synfuels Technology, Inc.

During 1998, and prior to change of control to present management in December 1998, the Company issued 1,198,500 shares of the Company's common stock to certain former officers, directors and shareholders. Included in this issuance were 125,000 and 50,000 shares issued to David Newren and Laura Olson, respectively, the sole directors of the Company for fair consideration. [24]

On August 19, 1998 , the Company issued 3,500,000 shares of the Company's Common Stock to a former officer, director and principal shareholder of the Company, David Newren, for his 20% interest in Travel Agent's Hotel Guide, Inc., a former subsidiary of the Company and the return of 1 million shares of preferred stock of the Company. The remaining 80% had been previously acquired by the Company through the issuance of 600,000 shares of the Company's common stock. (See "Consolidated Financial Statements" and Notes thereto. [24]

On September 30, 1998, the Company acquired all of the outstanding stock of ICR in exchange for 105,000 shares of convertible preferred stock and 4,243,843 shares of common stock. The net assets acquired and liabilities assumed approximated $90,000 and $190,000, respectively. The purchase has been reported as a reverse acquisition. (See "Item 7. Certain Relationships and Related Transactions," above). [24]

On September 30, 1998, the Company acquired MES for 357,143 common shares of the Company's common stock, valued at the book value of MES. The net assets acquired and liabilities assumed approximated $1,152,000 and $913,000, respectively. (See "Item 7. Certain Relationships and Related Transactions," above). [24]

On November 30, 1998, the Company acquired DLR from Daniel Lopez Rios, $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. As a result of, and subsequent to the acquisition, Mr. Rios was appointed as Sales Manager of Global DataTel de Colombia. Mr. Rios was not an affiliate of Global prior to such time.

On November 30, 1998, the Company acquired MICRO from Mario Habib, Antonio Habib, and Zuleima Yidi for $150,000, payable in six consecutive monthly payments from the date of closing, and 70,000 shares of the Company's common stock, valued at $3.00 per share, which was allocated among the three former shareholders of MICRO. As a result of, and subsequent to the acquisition of MICRO, Mr. Mario Habib was subsequently appointed as the President of eHOLA.com and On Line Latin America, S.A., and Antonio Habib was appointed as Regional Sales Manager of GDC. Neither Mr. Mario Habib, nor Mr. Antonio Habib, were affiliates of the Company prior to such time.

On November 30, 1998, the Company acquired CASA from Rafael Delgado and 17 other shareholders of CASA for $840,000, payable in 9 monthly payments of $93,333 commencing at the date of the closing and 152,101 shares of the Company's common stock, valued at $3.00 per share, which was allotted among Rafael Delgado (17,389 shares), Carlos Mejia (23,985 shares) and 16 other former shareholders of CASA. As a result of, and subsequent to the acquisition, Mr. Delgado was appointed as President of GDC. Mr. Delgado was not an affiliate of the Company prior to such time.

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

In March, 1999, the Company entered into a subscription agreement with Langsdale Enterprise Ltd. for the sale of 43,750 restricted shares at $8.00 per share for the total consideration of $350,000. This placement was exempt from registration under Section 4(2) of the Securities Act and did not involve public solicitation or advertisement.

Pursuant to Rule 504, the aggregate offering proceeds of the shares did not exceed $1,000,000 over a twelve-month period.

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


Net sales for the year ended December 31, 1999 ("Fiscal 1999") decreased by $7,620,374, or 36%, to $13,836,785, as compared to $21,457,159 for the year ended December 31, 1998 ("Fiscal 1998"). This decrease was attributable primarily to having the Company's main supplier sell directly to clients, with the Company receiving a commission on the sale. In this way, the Company limited its credit risk. Beginning during the first quarter of 2000, the Company reinstituted the policy of purchasing equipment from this supplier. Approximately 82% of the sales in Calendar 1999 or $11,349,168 were from the sales of computer equipment as compared to $18,238,585 or 85% of sales in Calendar 1998.

The Company's gross profit for Fiscal 1999 decreased by $411,292, or 7%, to $5,425,084, as compared to $5,836,376 for Fiscal 1998. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 1999 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers also results in an increased gross profit. As a result, gross profit as a percentage of sales increased from 27% in Calendar 1998 to 39% in Calendar 1999.

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

The Company has had losses generated from operations for several years. These losses have generally been financed through stockholder loans, proceeds from stock issuances or the issuance of shares to pay for services rendered to the Company. During 1998, Gold Coast issued 1,198,500 shares of its common stock to officers, directors, employees and others for services rendered. The shares were valued at $.20 per share. During 1998, Gold Coast issued 2,870,000 shares of its common stock for cash at $.20 per share pursuant to rule 504 of Regulation D. On February 5, 1999 the Company did an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a stockholder.

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

On November 30, 1998, the Company acquired DLR for $300,000 ($100,000 due at closing and five monthly installments of $40,000 thereafter, as defined) in cash, and 60,000 shares of the Company's common stock, valued at $3.00 per share. The net assets acquired and liabilities assumed approximated $3,527,000 and $1,786,000, respectively. The acquisition resulted in goodwill of approximately $502,000. The Company did not make the payments as required and is in default on the remaining obligation. In March 2000, the remaining payments under the agreement totaling $120,000 were placed in escrow while the parties negotiate a settlement.

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


The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Most of these obligations are personally guaranteed by officers of the companies and the balance owed as of December 31, 1999 approximated $450,000.


ICR has available a $100,000 line of credit, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of December 31, 1999, the balance owed on this line of credit was approximately $95,000.

The Colombian subsidiaries have credit facilities from IBM for the purchase of computer equipment which are guaranteed by certain shareholders and officers of the Colombian subsidiaries. The available credit facilities at December 31, 1999 approximated $1,200,000 for Casa, $600,000 for DLR, and $150,000 for Micro. The outstanding balances at December 31, 1998 totaled $2,119,915.

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


In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. Through February 29, 2000, $2,165,876 has been loaned to Global, and the remaining $4,084,124 may be loaned to Global, upon satisfaction of certain conditions. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by July 30, 2000, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. As the acquisition was not consummated by July 31, 2000, the parties, by oral consent, agreed to extend the agreement until October 1, 2000. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the interpretations of certain revenue recognition issues by the staff of the Securities and Exchange Commission. The guidance provided by SAB 101 has been adopted effective January 1, 2000. The Company does not expect there to be a material impact of this standard in its financial statements.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

         RICHARD BAKER, PRESIDENT, CEO, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Baker was President, CEO and Chairman of the Board of Directors of Global since December, 1998 to June 28, 2000, at which time he resigned each of these positions. Mr. Baker founded International Computer Resources, Inc. ("ICR") in April of 1992. ICR is a U.S. IBM Business Partner specializing in the IBM AS/400 and RS/6000 mid-range platforms, and now a wholly owned subsidiary of Global. Mr. Baker was also an owner of Mantenimiento Electronic de Systemas, Ltd. ("MES"), a company incorporated in 1986, and involved in the maintenance of IBM midrange and mainframe computer systems throughout the country of Colombia, now also a subsidiary of Global. Mr. Baker has approximately 10 years experience in Latin America business operations. Mr. Baker attended Palm Beach Community College from 1985 to 1987.

         ANTONIO SERRATO, VICE-PRESIDENT, COO and SECRETARY. Mr. Serrato has been Vice-President and COO of Global since December 14, 1998 and Secretary since December, 1999. Mr. Serrato became President of the Company upon Mr. Baker's resignation on June 28, 2000. Prior to that time, and since 1993, Mr. Serrato was General Manager of MES, now a wholly owned subsidiary of Global. Prior to his employment with MES, Mr. Serrato was an IBM World Trade vice president, with responsibility over an extensive sales force. Mr. Serrato has extensive experience in Latin America computer sales and management. Mr. Serrato received an engineering degree from the National University, Bogota, Columbia in 1959.

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

ON LINE LATIN AMERICA, S.A. AND EHOLA.COM, INC.

         MARIO HABIB, PRESIDENT - Mr. Habib has been President of On Line Latin America, S.A. ("OLA") and eHOLA.com, Inc. ("eHOLA"), wholly owned subsidiaries of Global, since December, 1998. From 1979 to 1998 Mr. Habib was the General Manager of Yidi Industries, a manufacturing concern. Mr. Habib received a bachelor's degree in mechanical engineering from Purdue University in 1979.

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

                                                                     Long-Term
                                                                   Compensation
                                         Annual                       Awards
                                      Compensation                  Securities
                                 ----------------------             Underlying
                                                                   Options/SARs
Name                   Year         Salary($)      Bonus($)            (#)
--------------------------------------------------------------------------------
Richard Baker           99          $200,000          0                 0
President & CEO         98          $ 75,000          0                 0
                        97          $ 75,000          0                 0
                        96          $ 75,000          0                 0

Antonio Serrato         99          $150,000          0                 0
Vice-President          98          $ 75,000          0                 0
COO                     97          $ 80,000          0                 0
                        96          $ 75,000          0                 0

Rafael Delgado          99          $105,000          0                 0
President of            98          $105,000          0                 0
GDC                     97          $ 90,000          0                 0
                        96          $ 60,000          0                 0

Mario Habib             99          $180,000
President of            98          $135,000          0                 0
OLA                     97                 0          0                 0
and eHOLA               96                 0          0                 0

German Ramirez          99          $ 78,000          0                 0

The above table reflects annual salaries for positions held in 1996, 1997 and 1998 with what are now our subsidiaries.

[23]                   OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to the named executive officers in the Summary Compensation Table during Fiscal 1999 and exercise information.

                               Individual Grants

                           Number of Securities      Percent of Total  Options
Underlying            Options   Granted to Employees   in Exercise    Expiration
Name                 Granted(#)      Fiscal Year       Price ($/sh)      Date
----                 ----------      -----------       ------------      ----

Richard Baker           350,000        17.86                7.12        6/1/04

Antonio Serrato         200,000        10.20                7.12        6/1/04

Rafael Delgado          100,000         5.10                7.12        6/1/04

Mario Habib             350,000        17.86                7.12        6/1/04
                        200,000        10.20                2.00       12/8/02
                        550,000        28.06                 .52       12/29/09

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


                                                     Number of                Value of
                     Shares                         Unexercised              Unexercised
                    Acquired                   Options at FY-End (#)        In-The-Money
                       on            Value         Exercisable/         Options at FY-End($)
Name              Exercise (#)   Realized ($)      Unexercisable      Exercisable/Unexercisable
----              ------------   ------------      -------------      -------------------------
Richard Baker            0             0              350,000/0                  0/0

Antonio Serrato          0             0           200,000/00/0                  0/0

Rafael Delgado           0             0              100,000/0                  0/0

Mario Habib              0             0            1,100,000/0              814,000


As of June 1, 1999, we have entered into employment agreements with the following executive officers and key personnel:

RICHARD BAKER: Mr. Baker formerly had a 3 year employment agreement as the President and CEO of Global DataTel, Inc. with a base salary of $200,000 per year, discretionary bonuses and reimbursement of business expenses, and life insurance with a death benefit of $1,000,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information known to Global regarding the beneficial ownership, as defined in applicable regulations, of our common stock as of May 3, 2000 by the following individuals or groups: each person or entity who is known by Global to own beneficially more than 5% of our outstanding stock; each of the Executive Officers identified in the Summary Compensation Table; each director of Global; and, all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 23,891,954 shares of common stock outstanding as of May 3, 2000 (1). All share amounts give retroactive effect to a one-for-two reverse stock split effected by Global in late 1998. Common stock is the only outstanding class of voting security of Global.

Name/Address                                 No. of Shares (2)     Percentage
Owner                             Class     Beneficially Owned      of Class
-----                             -----     ------------------      --------

Mario Habib(3)(6)                Common           997,800          4.0%

Antonio Serrato(3)(7)            Common           388,000          1.6%

Richard Baker(3)(4)              Common         4,250,144          17.5%

Rafael Delgado(3)(5)             Common           144,816          less than 1%

AVG Family Trust(12)             Common         3,592,929          15.0%

Lynn Tanner(8)(9)                Common         3,792,928          15.9%

Robert P. DePalo(10)             Common         1,700,000          7.1%

Old Oak Fund, Inc.(11)           Common         1,794,000          7.5%

Jerre Daye(13)                   Common             --             less than 1%

Officers and Directors as a
Group (4 persons)                Common         5,705,760          22.9%

----------
     (1) Does not include 1,000,000 shares held by International Technology Marketing, Inc. as to which a stop order has been imposed at the request of the Company and which the Company is seeking to have cancelled.

     (2) Assumes the exercise of all options (identified below) held by management exercisable within 60 days, which would increase the outstanding common stock by 1,000,000.

     (3)  Address, c/o Global DataTel, Inc.

     (4) Includes options held, but not exercised, to acquire an additional 350,000 shares at $7.12 per share.

     (5) Includes options held, but not exercised, to acquire an additional 100,000 shares $7.12 per share.

     (6) Includes options held, but not exercised, to acquire an additional 350,000 shares $7.12 per share.

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

     (10) Address, 488 Madison Avenue, 8th Fl., New York NY 10022.

     (11) Address, 488 Madison Avenue, 8th Fl., New York NY 10022.

     (12) The AVG Trust was established by Joe T. Logan, Jr. (the "Settlor"), who is also the sole beneficiary of the AVG Trust. Ada Garay, the wife of Mr. Logan, is the sole Trustee of the AVG Trust. Ms. Garay resides at 143 Charles Street, Clifton New Jersey 07013.

     (13) Jerrey Daye is currently a director of Global.


ITEM 12. Certain Relationships and Related Transactions.

On September 30, 1998, the Company purchased 100% of the shares of International Computer Resources, Inc. ("ICR") and Mantenimiento Electronico de Systemas, Ltd. ("MES"). ICR was formerly owned 33.3% by Richard Baker, Global's former President, CEO and Chairman of the Board, 33.3% by Dolphin Waves, Inc. and 33.3% by AVG Family Trust. The consideration paid by Global to the former ICR shareholders, consisted of 4,243,843 restricted shares of Global Common Stock, and 105,000 shares of Global Convertible Preferred Stock. MES was formerly owned 51% by Mr. Baker and 49% by Antonio Serrato, Global's Vice President, COO and Secretary. The consideration paid by Global to the former MES shareholders consisted of 357,153 restricted shares of Global Common Stock. (See "Consolidated Financial Statements" and Notes thereto) eHOLA.com, Inc., previously owned solely by Mr. Baker, was also acquired by Global for $1.00. In addition to the shares of the company's common stock and preferred stock received by Mr. Baker, he was given the right to vote all of the other issued shares of the Company's Series A Convertible Preferred Stock.

During 1998 and prior to change of control to present management in December 1998, the Company issued 1,198,500 shares of the Company's common stock to certain former officers, directors and shareholders. Included in this issuance were 125,000 and 50,000 shares issued to David Newren and Laura Olson, respectively, the sole directors of the Company for fair consideration. [24]

On August 19, 1998 , the Company issued 3,500,000 shares of the Company's Common Stock to a former officer, director and principal shareholder of the Company, David Newren, for his 20% interest in Travel Agent's Hotel Guide, Inc., a former subsidiary of the Company and the return of 1 million shares of preferred stock of the Company. The remaining 80% had been previously acquired by the Company through the issuance of 300,000 shares of the Company's common stock. (See "Consolidated Financial Statements" and Notes thereto). [24]

On February 5, 1999, Global sold 100,000 restricted shares of its Common Stock to AJL Investments, Inc., for $3.00, per share. AJL Investments was at that time a 5% shareholder of the Company.

During December 1996, Gold Coast acquired 135,751 shares of Synfuels Technology, Inc. by issuing 1,585,040 shares of its restricted common stock. An additional 30,125 shares were acquired by issuing 500,000 shares of its common stock. These shares were exchanged for 17.2 acres of land in Henderson, Nevada, in December, 1996 .[25] This land was subsequently lost through repossession. Gold Coast's former President was also an officer of Synfuels Technology, Inc.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

3.1 Articles of Incorporation of Gold Coast Resources, Inc. a Nevada corporation(1)

3.2      Amendment to Articles of Incorporation(1)

3.3      Amendment to Articles of Incorporation(1)

3.4      By-Laws(1)

3.5 Asset Purchase Agreement and Plan of Reorganization, dated October 8, 1999, by and among Global DataTel, Inc., Global DataTel Acquisition Corporation and Surge Components, Inc.(2)

3.6 Asset Purchase Agreement, dated December 8, 1999, by and among Surge Components, Inc., GDIS Acquisition Corp., as Buyer and Global DataTel, Inc.(2)

4.1      1999 Incentive and Non-Qualified  Stock Option Plan(3)

6.1 Lease for 3333 South Congress Ave., Suite 404 and 2875 South Congress Ave., Suite D, Delray Beach, Florida.(3)

6.2      Lease for Calle 39, No. 18-A-11, Bogota, Colombia.(3)

6.3      Lease for Carera 18, No. 90-11 and Calle 90, No. 18-16, Bogota,
         Colombia.(3)

6.4      Lease for Calle 90, No. 18-59, Bogota, Colombia.(3)

6.5      Lease for Calle 3, No. 41-65 of 803, Medellin, Colombia.(5)

6.6      Lease for Calle 4, Norte #1-04/10, dated February 1, 1997, Cali,
         Colombia.(5)

6.7 Lease commencing February 1, 2000 in Centro Financiero, Barranquilla, Colombia.(5)

10.1     Employment Agreement with Richard Baker*

10.2     Employment Agreement with Antonio Serrato*

10.3     Employment Agreement with Rafael Delgado*

10.4     Employment Agreement with Mario Habib*

10.5     Employment Agreement with Antonio Habib*

10.6     Employment Agreement with Carlos Mejia*

10.7     JBA International, Inc. Distribution Agreement.(5)

10.8 National Police - Social Welfare contract with Full Formalities No. 11/2.000 between the National Police and Global DataTel de Colombia S.A.(5)

10.9 National Police - Sanity Direction - Sales Contract No. 136 of 1999, entered between the Nation-National Police- Sanity Direction and Global DataTel de Colombia, S.A., executed on December 21, 1999.(5)

10.10 National Police - Contract for the Rendering of Services No. 179 of 1998, entered between the National Police and the Firm Mantenimento Electronico de Limitada, executed December 18, 1998.(5)

10.11 Contact for the rendering of Professional Services between Global DataTel de Colombia S.A., and Distribudora Dinamica S.A., dated June 18, 1999.(5)

10.12 Agreement for purchase of equipment, between Instituto Geografico Augustin Codazzi and Global DataTel de Colombia, S.A. dated December 6, 1999.(5)

11.      Computation of Earnings per Common Share.

16.1     Letter of Schvaneveldt and Company re Change in Certifying
         Accountant(1)

16.2     Letter of Infante, Lago & Company re Change in Certifying Accountant(4)

27.      Financial Data Schedule.

99.1 Subordinated Convertible Promissory Note in the Principal Amount of $1,000,000.00 issued by Global DataTel, Inc.(2)

99.2 Pledge Agreement, dated October 8, 1999, by and among Richard Baker, Global DataTel, Inc., and Surge Components, Inc.(2)

99.3 Security Agreement, dated December 1, 1999, by and among Surge Components, Inc., GDIS Acquisition Corp., as Buyer and Global DataTel, Inc.(2)

99.4     Correspondence(3) with Policia Nacional de Colombia.(3)

99.5     Purchase Order and correspondence(7) concerning contract with LA 14
         S.A.(3)

99.6     Correspondence from Lotus, business partner status of the Company.(3)

99.7 Confirmation of the Company's authorizations to be a reseller of Hewlett-Packard product.(3)

99.8 Certification from Compaq Computer de Columbia S.A. of authorized reseller status of the Company.(3)

99.9     Microsoft Solution Provider Certification, dated July 26, 2000.(5)

99.10 Correspondence from IBM de Colombia relating to designation of Global DataTel de Colombia, S.A. as an IBM Colombia Business Partner and "Solution Provider - Advanced Business Partner With Added Value."(5)

----------------

(1) Exhibit to Form 10-12G filed July 29, 1999.
(2) Exhibit to Form 8-K filed January 10, 2000
(3) Exhibit to Form 10SB12G/A filed May 8, 2000.
(4) Exhibit to Form 8-K filed January 14, 2000
(5) Exhibit to Form 10SB12G/A filed August 10, 2000


(b) Reports on Form 8-K

A current report on Form 8-K was filed by the Company on November 3, 1999 to report on Item 5, an "Other Event" which occurred on October 8, 1999, 1999.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Global DataTel, Inc.
---------------------------------------------------------
and its Subsidiaries, for the year ended December 31, 1999:
----------------------------------------------------------

Accountant's report of Seligson & Giannattasio LLP               F - 2
dated April 16, 2000.


Consolidated Balance Sheets as of December 31, 1999              F - 3 - F - 4


Consolidated Statements of Operations and                        F - 5
Comprehensive Income for the years ended
December 31, 1999 and December 31, 1998.

Consolidated Statements of Shareholder's Deficiency              F - 6


Consolidated Statements of Cash Flows for the                    F - 7 - F - 8
years ended December 31, 1999 and December 31, 1998

Notes to Consolidated Financial Statements                       F - 9 - F - 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's working capital deficiency raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report dated February 14, 2000 on the financial statements for the year ended December 31, 1998 included a qualification as to the Company's opening inventory. Subsequent to the issuance of the report, we obtained information enabling us to complete our audit procedures and remove the qualification.


Seligson & Giannattasio, LLP
N. White Plains, NY
April 16, 2000

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999


                                  A S S E T S


Current assets:
   Cash                                          $   173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $363,718             3,030,984
   Inventories                                       948,724
   Prepaid taxes                                     604,301
                                                 -----------

                  Total current assets                           $4,757,588

Property, plant and equipment, net of
   accumulated depreciation of $384,272                             500,681

Other assets:
   Goodwill, net of accumulated amortization
     of $66,720                                    1,165,024
   Other assets                                      174,931
                                                 -----------

                  Total other assets                              1,339,955
                                                                 ----------

                  Total assets                                   $6,598,224
                                                                 ==========


See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



Current liabilities:
   Short term borrowings, banks                                        $    707,029
   Note payable - Surge Components, Inc.                                  1,000,000
   Deferred revenues                                                         40,441
   Accounts payable                                                       2,948,700
   Accrued expenses                                                       1,359,764
   Notes payable to shareholders                                            661,667
                                                                       ------------

                  Total current liabilities                                                      $6,717,601

Mortgage payable - bank                                                                              72,921
                                                                                                 ----------

                  Total liabilities                                                               6,790,522

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
   authorized, par value $.001,  none
   issued as of December 31, 1999                                                --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,280,124 issued and
   outstanding as of  December 31, 1999                                      23,280
Paid in capital                                                          11,703,788
Accumulated deficit                                                     (12,019,715)
Foreign currency translation adjustment                                     100,349
                                                                       ------------

                  Total stockholders' deficiency                                                   (192,298)
                                                                                                 -----------

                  Total liabilities and stockholders' deficiency                                 $6,598,224
                                                                                                 ==========




See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                            Year Ended
                                                           December 31,
                                                     1 9 9 9         1 9 9 8
                                                     -------         -------
Net sales                                          $ 13,836,785    $  1,862,339
Costs of goods sold                                   8,411,701         728,140
                                                   ------------    ------------

Gross profit                                          5,425,084       1,134,199
                                                   ------------    ------------

Selling, general, and administrative expenses         5,659,896         757,429
Payroll and related expenses                          3,541,784       1,383,821
Interest expense                                        686,004          18,663
                                                   ------------    ------------

Total expenses                                        9,887,684       2,159,913
                                                   ------------    ------------

Loss before provisions for income taxes              (4,462,600)     (1,025,714)
Provision for income taxes                              193,152         134,839
                                                   ------------    ------------

Loss from continuing operations                      (4,655,752)     (1,160,553)
                                                   ------------    ------------

Discontinued operations:
   Loss from operations from subsidiary sold               --          (625,473)
   Loss on sale of subsidiary                              --        (1,910,431)
                                                   ------------    ------------

Loss from discontinued operations                          --        (2,535,904)
                                                   ------------    ------------

Net loss                                             (4,655,752)     (3,696,457)

Other comprehensive income (loss):
   Foreign currency translation, net of tax             138,701         (38,352)
                                                   ------------    ------------

Comprehensive loss                                 $ (4,517,051)   $ (3,734,809)
                                                   ============    ============

Loss per share - Basic and diluted
   Loss per share from continuing operations       $       (.21)   $       (.17)
   Loss per share from discontinued operations             --              (.37)
                                                   ------------    ------------

Net loss per share - Basic and diluted             $       (.21)   $       (.54)
                                                   ============    ============

Weighted average shares outstanding

   Basic                                             22,352,926       6,836,755
   Diluted                                           22,352,926       6,836,755


See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY




                                                                                                              Additional
                                                   Preferred Stock                  Common Stock               Paid-in
                                                Shares         Amount           Share          Amount          Capital
                                                ------         ------           -----          ------          -------
Balance at January 1, 1998                     4,500,000    $      4,500           7,162    $          7    $  5,821,448

Rescinded preferred                           (4,500,000)         (4,500)           --              --          (271,895)
Shares issued for services                          --              --         1,198,500           1,199         198,001
Shares issued for cash                              --              --         2,870,000           2,870         571,130
Shares tendered by stockholders                     --              --        (3,518,525)         (3,519)          3,519
Shares issued to purchase subsidiaries           105,000             105       8,622,986           8,623       3,095,580
Foreign currency translation                        --              --              --              --              --
Net loss for the period                             --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                     105,000    $        105       9,180,123    $      9,180    $  9,417,783

Conversion of preferred shares                  (105,000)           (105)     13,000,001          13,000         (12,895)
Shares issued for cash                              --              --           100,000             100         299,900
Shares issued for investment banking fees           --              --         1,000,000           1,000       1,999,000
Foreign currency translation                        --              --              --              --              --
Net loss for the period                             --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                        --      $       --        23,280,124    $     23,280    $ 11,703,788
                                            ============    ============    ============    ============    ============


                                                               Foreign
                                                              Currency
                                             Accumulated     Translation
                                               Deficit       Adjustments       Total
                                               -------       -----------       -----
Balance at January 1, 1998                  $ (3,667,506)   $       --      $  2,158,449

Rescinded preferred                                 --              --          (276,395)
Shares issued for services                          --              --           199,200
Shares issued for cash                              --              --           574,000
Shares tendered by stockholders                     --              --              --
Shares issued to purchase subsidiaries              --              --         3,104,308
Foreign currency translation                        --           (38,352)        (38,352)
Net loss for the period                       (3,696,457)           --        (3,696,457)
                                            ------------    ------------    ------------

Balance at December 31, 1998                $ (7,363,963)   $    (38,352)   $  2,024,753

Conversion of preferred shares                      --              --              --
Shares issued for cash                              --              --           300,000
Shares issued for investment banking fees           --              --         2,000,000
Foreign currency translation                        --           138,701         138,701
Net loss for the period                       (4,655,752)           --        (4,655,752)
                                            ------------    ------------    ------------

Balance at December 31, 1999                $(12,019,715)   $    100,349    $   (192,298)
                                            ============    ============    ============




See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended
                                                            December 31,
                                                       1 9 9 9        1 9 9 8
                                                       -------        -------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         $(4,655,752)   $(3,696,457)
Adjustment to reconcile net loss to net
    cash (used) provided by operations
    Other losses, net                                       --          276,395
    Loss on sale of division                                --        1,910,431
    Depreciation and amortization                        136,527         37,425
    Investment banking fees                            2,000,000           --
    Provision for bad debt expense                        26,162       (249,295)
Changes in operating assets and liabilities:
      Accounts receivable                               (137,478)       378,098
      Inventories                                        178,887        (70,981)
      Other assets                                       350,297        124,446
      Accounts payable and accrued expenses              975,541        725,880
      Deferred revenues                                 (368,640)       171,722
                                                     -----------    -----------

Net cash used in operating activities                 (1,494,456)      (392,336)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of fixed assets                        (53,036)        (2,601)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings of notes payable                    684,314       (395,044)
      Net advances from stockholders                     464,380        388,009
      Proceeds from issuance of common stock             300,000        574,000
                                                     -----------    -----------

Net cash flows provided by financing activities        1,448,694        566,965
                                                     -----------    -----------

Foreign currency effect on cash                          138,701        (38,352)
                                                     -----------    -----------

Net change in cash                                        39,903        133,676
Cash at beginning of year                                133,676           --
                                                     -----------    -----------

Cash at end of year                                  $   173,579    $   133,676
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended
                                                               December 31,
                                                           1 9 9 9     1 9 9 8
                                                           -------     -------

Supplemental cash flow information:
  Cash paid during the year for:
  Interest                                               $  661,004   $   18,663
                                                         ==========   ==========
  Income taxes                                           $  193,152   $  134,839
                                                         ==========   ==========

Non-cash investing and financing transactions:
  Preferred shares issued to purchase subsidiaries       $     --     $      105
  Common shares issued for services                            --        199,200
  Common shares issued to purchase subsidiaries                --      2,654,455
                                                         ----------   ----------

                                                         $     --     $2,853,760
                                                         ==========   ==========


See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During 1998, the financial statements include the operations of ICR and MES for the period beginning September 30, 1998 and CASA, DLR and Micro for the period beginning November 30, 1998.

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


Prepaid Taxes - Prepaid taxes are comprised of the advanced payment of income taxes to the Colombian government required to be paid through the normal course of business on the Company's sales and purchasing activities.


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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

Prior Period Adjustments - During the current year, certain errors were detected in the previously reported goodwill resulting from the 1998 acquisitions of ICR and MES. An adjustment of approximately $948,000 was made to reduce goodwill at the beginning of the year. A corresponding adjustment was made to reduce the previously reported amortization expense in 1998 by approximately $11,000. As the result of current and previous losses, there is no resulting change in the income tax provision for 1998.

Subsequent to the issuance of the 1999 financial statements, it was determined that costs associated with the treatment of costs related to the purchase of the Company's assets should have been expensed as incurred. As a result net loss and net loss per share are greater than the previously issued financial statements by $2,000,000 and $.09, respectively.

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS ACQUISITIONS (Continued)
------------------------------------------

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS ACQUISITIONS (Continued)
------------------------------------------

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant, and equipment consist of the following:

                                                                  December 31,
                                                                     1999


Land                                                               $ 73,807
Buildings                                                           184,653
Office equipment                                                    185,597
EDP equipment                                                       440,896
                                                                   --------

     Total property, plant, and equipment                           884,953
     Less:  accumulated depreciation                                384,272
                                                                   --------

Property, plant and equipment, net                                 $500,681
                                                                   ========

Depreciation expense for the year ended December 31, 1999 and 1998 was $74,940 and $84,469, respectively. For the year ended December 31, 1998, depreciation is included for the period from dates of acquisition to the end of the year (see
Note 2 acquisitions).

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE DEBENTURE
------------------------------

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

NOTE 5 - SHORT TERM BORROWINGS, BANKS
-------------------------------------

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. A portion of these obligations are personally guaranteed by officers of the companies and the balance owed as of December 31, 1999 approximated $450,000.

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

NOTE 6 - DEFERRED REVENUES
--------------------------

Deferred revenues are comprised mainly of customer deposits on orders. The nature of the Colombian operations requires a delay between the time that an order is placed and the completion of the contract. Consequently, the Company requests deposits on such arrangements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MORTGAGE PAYABLE - BANK
--------------------------------

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

NOTE 8 - CONVERTIBLE PROMISSORY NOTE
------------------------------------

In October 1999, the Company issued a subordinated Convertible Promissory Note (the "Note") in the amount of $1,000,000 to Surge Components Inc. ("Surge"). The
Note is due on June 1, 2000 and accrues interest at the rate of 10% per annum. Upon the successful completion of the asset purchase by Surge, the Note is canceled and all interest accrued to date will be forgiven. If the asset purchase with Surge is not completed by February 28, 2000 or is not approved by the shareholders of both companies, Surge at its sole discretion may convert the
Note into common stock of the Company at a conversion price equal to 90% of the average closing price of the Company's common stock for the twenty previous trading days. In January 2000, the Note was canceled and replaced with a new note totaling $4,100,000 (Note 9).

NOTE 9 - SUBORDINATED CONVERTIBLE PROMISSORY NOTE
-------------------------------------------------


In February 2000, the Company entered into a Subordinated Convertible Promissory Note ("Convertible Note") with Surge for $4,100,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent. Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledge of certain shares of stock owned by the President of the Company. In February 2000, the Note was canceled and replaced with a new note totaling up to $6,250,000.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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
                                                     ========

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL STRUCTURE
---------------------------

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

Additional 1999 Common Stock Issuances - On February 5, 1999 the Company completed an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a stockholder, and the Form D was timely filed with the Securities and Exchange Commission.

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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL STRUCTURE (Continued)
---------------------------------------

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


In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended December 31, 1999 would have been $(9,120,837) and $(.41) had the new method been applied.


Compensation to non-employees is accounted for based on the fair value of the consideration received or the fair market value of the equity instruments issued, whichever is more reliably measurable.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL STRUCTURE (Continued)
---------------------------------------

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

NOTE 12 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS
-------------------------------------------------------------

The Company operates predominantly in one industry segment, computer systems design and hardware sales. The Company has two geographic groups, the U.S. subsidiary and the Colombian subsidiaries. The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table.

Year Ended December 31,                             1999               1998
                                                    ----               ----

Revenues from unrelated entities:
   United States                                $    577,630       $    594,126
   Colombia                                       13,259,155          1,268,213
                                                ------------       ------------

   Total revenues                               $ 13,836,785       $  1,862,339
                                                ============       ============

Operating loss:
   United States                                $   (869,396)      $   (527,102)
   Colombia                                       (1,593,204)          (498,612)
                                                ------------       ------------

   Total operating loss                         $ (2,462,600)      $ (1,025,714)
                                                ============       ============

Assets:
   United States                                $  3,676,877       $  4,902,609
   Colombia                                        5,777,347          7,989,580
                                                ------------       ------------

   Total identifiable assets                       9,454,224         12,892,189
   Less:  Corporate eliminations                   2,856,000          4,284,608
                                                ------------       ------------

   Total assets                                 $  6,598,224       $  8,607,581
                                                ============       ============

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS (Continued)
-------------------------------------------------------------------------

The Company has only one significant supplier, IBM de Colombia, which accounted for approximately 60% of the total purchases made during 1999 and 1998.

NOTE 13 - SALE OF SUBSIDIARY
----------------------------

The Travel Agents Hotel Guide was a publication being developed by Gold Coast and the former management of the Company for use by travel agents in order to advertise and sell hotel rooms primarily throughout the United States. Gold Coast acquired the publication rights, logo, client lists and business concept from the former president of Hotel by issuing approximately 4,600,000 shares of common stock of Gold Coast. A portion of these shares represent shares issued in exchange for the canceled preferred stock previously issued.

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

NOTE 14 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets are comprised as follows:

                                                         December 31,
                                                    1 9 9 9        1 9 9 8
                                                    -------        -------
Deferred tax asset:
   Net operating losses                            $533,000       $     --
   Less:  valuation allowance                       533,000             --
                                                   --------       --------

                                                   $     --       $     --
                                                   ========       ========

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES (continued)
----------------------------------

The Company's income tax expense consists of the following:

                                                        Year Ended December 31,
                                                        1 9 9 9          1 9 9 8
                                                        -------          -------
Current:
   Federal                                             $   --           $   --
   State                                                   --               --
   Foreign                                              193,152          134,839
                                                       --------         --------

                                                        193,152          134,839
                                                       --------         --------

Deferred:
   Federal                                             $   --           $   --
   State                                                   --               --
   Foreign                                                 --               --
                                                       --------         --------

                                                       --------         --------
                                                       --------         --------

   Provision for income taxes                          $193,152         $134,839
                                                       ========         ========

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:

                                                        Year Ended December 31,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------
U.S. Federal income tax statutory rate                    (34)%        (34)%
State income tax, net of Federal income
   tax benefit                                             (7)          (7)
Foreign income taxes                                        4           13
Net operating loss - valuation allowance                   41           41
                                                          ---          ---

Effective tax rate                                          4%          13%
                                                          ===          ===

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - RELATED PARTY TRANSACTIONS
------------------------------------


Prior to being purchased by the Company, the Colombian subsidiaries transacted business with each other. Transactions among the subsidiaries were limited to sales of equipment, which totaled approximately $50,000 during 1998 prior to being acquired by the Company.


NOTE 16 - OPERATING RISKS
-------------------------

As substantially all of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. In order to fund the operations of GDC and support the development and marketing of Ehola, the Company entered into a subordinated convertible promissory note with Surge (Note 9). This note was made in conjunction with the proposed sale of the Company's operations to Surge.

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

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

                                        GLOBAL DATATEL, INC., BY:




                                        /s/ Antonio Serrato
                                        ----------------------------------------
                                        Antonio Serrato, Director and President


                                        /s/ German Ramirez
                                        ----------------------------------------
                                        German Ramirez, Chief Financial Officer

Dated: August 25, 2000