Form 10QSB/A
period 2000-06-30
GLOBAL DATATEL INC
filed 2000-08-25
CIK 1080042

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

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES


                             Index to Form 10-QSB/A


                       for the Period Ended June 30, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Operations and Comprehensive Income            5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                12

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                       June 30,   December 31,
                                                       2 0 0 0      1 9 9 9
                                                      ----------   ----------

                                   A S S E T S

Current assets:
   Cash                                               $  372,569   $  173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $62,216 and
     $363,718, respectively                            2,534,364    3,030,984
   Inventories                                           560,981      948,724
   Prepaid taxes                                       1,675,307      604,301
                                                      ----------   ----------

                  Total current assets                 5,143,221    4,757,588
                                                      ----------   ----------

Property, plant and equipment, net of
   accumulated depreciation of $391,339
   and $384,272, respectively                            443,829      500,681
                                                      ----------   ----------


Other assets:
   Goodwill, net of accumulated amortization
     of  $97,512 and $66,720, respectively             1,134,232    1,165,024
   Other assets                                          110,532      174,931
                                                      ----------   ----------

                  Total other assets                   1,244,764    1,339,955
                                                      ----------   ----------

                  Total assets                        $6,831,814   $6,598,224
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

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000





NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc. contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999 and the statements of income and comprehensive income for the six and three months ended June 30, 2000 and 1999 and statement of cash flows for the six months ended June 30, 2000 and 1999.

The consolidated results of operations for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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


As a percentage of quarterly revenues, accounts receivable have increased dramatically over the last two years. This increase is primarily related to tightening financial conditions in Colombia. As a result, the banking industry has been less likely to lend money to the Company's customers. Customers that previously financed the work performed by the Company, now must self-finance this work, thereby lengthening the amount of time until payment is received from many customers to approximately 135 days. Since the Company's customers are mainly medium to large quality companies, bad debts have not been material, and the Company periodically reviews its allowance for such bad debts and adjusts the balance accordingly. Approximately $530,000 was over 120 days old at June 30, 2000. During the period from the end of the quarter through August 10, 2000, the Company collected approximately $776,000 or 30% of the total accounts receivable.


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

11.2    Statement re: Computation of per share earnings.

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

Dated:  August 25, 2000