Form 10QSB/A
period 2000-03-31
GLOBAL DATATEL INC
filed 2000-09-12
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-QSB/A-2

                                AMENDMENT NO. 2


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


Yes __X___  No____


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

    Transitional Small Business Disclosure Format (check one):

Yes _______ No __X______
                 -

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                            Index to Form 10-QSB/A-2

                      for the Period Ended March 31, 2000




PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Income and Comprehensive Income                5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2. Management's Discussion and Analysis or Plan of Operation         8 - 11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 12

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                  March 31,         December 31,
                                                                   2 0 0 0             1 9 9 9
                                                                   -------             -------

                                   A S S E T S

Current assets:
  Cash                                                           $     37,380          $   173,579
  Accounts receivable, net of allowance
    for doubtful accounts of $253,872 and
    $363,718, respectively                                            889,449            3,030,984
  Inventories                                                         712,380              948,724
  Prepaid taxes                                                       750,545              604,301
                                                                   ----------          -----------

               Total current assets                                 2,389,754            4,757,588
                                                                   ----------           ----------

Property, plant and equipment, net of
  accumulated depreciation of $396,904
  and $384,272, respectively                                          488,049              500,681
                                                                  -----------          -----------


Other assets:
  Goodwill, net of accumulated amortization
    of  $82,116 and $66,720, respectively                           1,149,628            1,165,024
  Other assets                                                         83,041              174,931
                                                                  -----------          -----------

               Total other assets                                   1,232,669            1,339,955
                                                                  -----------           ----------

               Total assets                                        $4,110,472           $6,598,224
                                                                   ==========           ==========









See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                  March 31,         December 31,
                                                                   2 0 0 0             1 9 9 9
                                                                   -------             -------

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Short term borrowings, banks                                   $    881,992         $   707,029
  Note payable - Surge Components, Inc.                             2,806,251           1,000,000
  Deferred revenues                                                   169,210              40,441
  Accounts payable                                                  2,945,421           2,948,700
  Accrued expenses                                                  1,429,312           1,359,764
  Notes payable to shareholders                                            --             661,667
                                                                   ----------          ----------

               Total current liabilities                            8,232,186           6,717,601

Mortgage payable - bank                                                73,724              72,921
                                                                   ----------          ----------

               Total liabilities                                    8,305,910           6,790,522
                                                                   ----------          ----------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
  authorized, par value $.001,  none issued                                --                  --
Common  stock, 50,000,000 shares authorized
  par value $.001, 23,772,924 and 23,280,124
  issued and   outstanding respectively                                23,773              23,280
Paid in capital                                                    11,703,315          11,703,788
Accumulated deficit                                               (15,958,531)        (12,019,715)
Foreign currency translation adjustment                                36,005             100,349
                                                                  -----------         -----------

               Total stockholders' deficiency                      (4,195,438)           (192,298)
                                                                  ------------        ------------

               Total liabilities and stockholders' deficiency     $ 4,110,472         $ 6,598,224
                                                                  ===========         ===========




See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2 0 0 0         1 9 9 9
                                                                                -------         -------
Net sales                                                                     $  152,145      $6,502,012
Costs of goods sold                                                            1,581,735       4,843,247
                                                                             -----------      ----------

Gross profit (loss)                                                           (1,429,590)      1,658,765
                                                                             -----------      ----------

Selling, general, and administrative expenses                                  1,484,942         425,004
Payroll and related expenses                                                     911,918         294,000
Interest expense, net                                                            112,366          86,085
                                                                             -----------      ----------

Total expenses                                                                 2,509,226         805,089
                                                                             -----------      ----------

(Loss) income before provisions for income taxes                              (3,938,816)        853,676
Provision for income taxes                                                            --         240,000
                                                                             -----------      ----------

Net (loss) income                                                             (3,938,816)        613,676

Other comprehensive (loss) income:
  Foreign currency translation, net of tax                                       (74,344)          8,039
                                                                             ------------     ----------

Comprehensive (loss) income                                                  $(4,013,160)     $  621,715
                                                                             ============     ==========

Earnings (loss) per share

Basic                                                                        $      (.17)   $        .03
Diluted                                                                             (.17)            .03

Weighted average shares outstanding

Basic                                                                          23,296,551     22,240,798
Diluted                                                                        23,296,551     22,240,798







See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31,
                                                                      2 0 0 0          1 9 9 9
                                                                      -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                              $(3,938,816)     $   613,676
Adjustment to reconcile net loss to net
   cash used in operations
   Depreciation and amortization                                       28,028           27,927
   Provision for bad debt expense                                    (109,846)              --
Changes in operating assets and liabilities:
   Accounts receivable                                              2,251,381       (2,080,011)
   Inventories                                                        236,344         (247,744)
   Other assets                                                       (54,354)      (1,015,947)
   Accounts payable and accrued expenses                               66,289        1,543,210
   Deferred revenues                                                  128,769           92,225
                                                                  -----------      -----------

Net cash used in operating activities                              (1,392,205)      (1,066,664)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings of notes payable                                  1,982,017          783,790
   Net advances from stockholders                                    (661,667)              --
   Proceeds from issuance of common stock                                  --          300,000
                                                                  -----------      -----------

Net cash flows provided by financing activities                     1,320,350        1,083,790
                                                                  -----------      -----------

Foreign currency effect on cash                                       (64,344)          38,352
                                                                  -----------      -----------

Net change in cash                                                   (136,199)          55,478
Cash at beginning of year                                             173,579          133,676
                                                                  -----------      -----------

Cash at end of year                                              $     37,380      $   189,154
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


Net sales for the quarter ended March 31, 2000 ("Fiscal 2000") decreased by $6,349,867, or 98%, to $152,145, as compared to $6,502,012 for the quarter ended March 31, 1999 ("Fiscal 1999"). This decrease was attributable primarily to having the Company's main supplier sell a significant amount of goods directly to customers during the latter part of 1999 and early 2000, with the Company receiving a commission on the sale. In this way, the Company is limiting its credit risk. Approximately 85% of the sales in Fiscal 1999, or $5,572,097 were from the sales of computer equipment as compared to 68% in Fiscal
2000. In addition, approximately $2,400,000 of the decrease results from the Company's change in its revenue recognition policy to the modified cash basis. The Company made this change as a result of the tightening credit conditions by the Colombian banking system, the general downturn of the Colombian economy and the increase in the average number of days to collect accounts receivable.

The Company's gross profit for Fiscal 2000 decreased by $3,088,355, or 186%, to $(1,429,590), as compared to $1,658,765 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers also results in an increased gross profit.

Selling, general and administrative expenses increased by $1,059,938, or 249% to $1,484,942 in Fiscal 2000, as compared to $425,004 for Fiscal 1999. The increase in these expenses relates primarily to the costs associated with the operations of ehola, which commenced during the second quarter 1999.

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


As a result of the above, the Company had a loss from operations totaling $3,938,816 in Fiscal 2000, as compared to income from operations totaling $853,676 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $590,000 from the operations of Ehola.


Liquidity and Capital Resources



The Company's Current Ratio changed to 0.29 at March 31, 2000, as compared to
0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses offset in part by a decrease in accounts receivable. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. During the three months ended March 31, 2000, the working capital deficiency increased to $5,842,432.




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

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Global has obtained the financing in part to supplement cash flow due to extended payment terms on accounts receivable. Global has not been able to pass changes through to their customers. Global has been able to reduce their financing costs through financial arrangements with United States based banks. Officers of the companies personally guarantee most of these obligations and the balance owed as of March 31, 2000 approximated $746,380.


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


                                                   GLOBAL DATATEL, INC.



                                             By:   /s/ Antonio Serrato
                                                   ------------------------
                                                   Antonio Serrato
                                                   President



    Dated:  September 12, 2000                     /s/ German Ramirez
                                                   ------------------------
                                                   German Ramirez
                                                   Chief Financial Officer