Form 10QSB/A
period 2000-06-30
GLOBAL DATATEL INC
filed 2000-09-12
CIK 1080042

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


Yes __X__ No ____


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

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES


                             Index to Form 10-QSB/A-2


                       for the Period Ended June 30, 2000



PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Operations and Comprehensive Income            5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                12

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                       June 30,   December 31,
                                                       2 0 0 0      1 9 9 9
                                                      ----------   ----------

                                   A S S E T S

Current assets:
   Cash                                               $  372,569   $  173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $253,872 and
     $363,718, respectively                              506,082    3,030,984
   Inventories                                           560,981      948,724
   Prepaid taxes                                         704,318      604,301
                                                      ----------   ----------

                  Total current assets                 2,143,950    4,757,588
                                                      ----------   ----------

Property, plant and equipment, net of
   accumulated depreciation of $391,339
   and $384,272, respectively                            443,829      500,681
                                                      ----------   ----------


Other assets:
   Goodwill, net of accumulated amortization
     of  $97,512 and $66,720, respectively             1,134,232    1,165,024
   Other assets                                          110,532      174,931
                                                      ----------   ----------

                  Total other assets                   1,244,764    1,339,955
                                                      ----------   ----------

                  Total assets                        $3,832,543   $6,598,224
                                                      ==========   ==========











See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                   June 30,      December 31,
                                                                                   2 0 0 0         1 9 9 9
                                                                                   -------         -------
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

Current liabilities:
   Short term borrowings, banks                                                  $  1,113,722    $    707,029
   Note payable - Surge Components, Inc.                                            3,311,458       1,000,000
   Deferred revenues                                                                  204,926          40,441
   Accounts payable                                                                 3,174,050       2,948,700
   Accrued expenses                                                                   596,749       1,359,764
   Notes payable to shareholders                                                         --           661,667
                                                                                 ------------    ------------

                  Total current liabilities                                         8,400,905       6,717,601

Mortgage payable - bank                                                                69,008          72,921
                                                                                 ------------    ------------

                  Total liabilities                                                 8,469,913       6,790,522
                                                                                 ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
   authorized, par value $.001,  none issued                                             --              --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,772,924 and 23,280,124
   issued and outstanding respectively                                                 23,773          23,280
Paid in capital                                                                    11,703,295      11,703,788
Accumulated deficit                                                               (16,298,846)    (12,019,715)
Foreign currency translation adjustment                                               (65,592)        100,349
                                                                                 ------------    ------------

                  Total stockholders' deficiency                                   (4,637,370)       (192,298)
                                                                                 ------------    ------------

                  Total liabilities and stockholders' deficiency                 $  3,832,543    $  6,598,224
                                                                                 ============    ============





See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME



                                                             Six Months Ended                Three Months Ended
                                                                  June 30,                        June 30,
                                                           2 0 0 0         1 9 9 9         2 0 0 0         1 9 9 9
                                                        ------------    ------------    ------------    ------------
Net sales                                               $  1,668,295    $  7,303,458    $  1,516,150    $    801,446
Costs of goods sold                                        2,193,290       4,886,463         611,555          43,216
                                                        ------------    ------------    ------------    ------------

Gross profit (loss)                                         (524,995)      2,416,995         904,595         758,230
                                                        ------------    ------------    ------------    ------------

Selling, general, and administrative expenses              2,213,415       2,344,983         728,473       1,919,979
Payroll and related expenses                               1,334,112       1,090,948         422,194         796,948
Interest expense, net                                        206,609         246,553          94,243         160,468
                                                        ------------    ------------    ------------    ------------

Total expenses                                             3,754,136       3,682,484       1,244,910       2,877,395
                                                        ------------    ------------    ------------    ------------

Loss before provisions for income taxes                   (4,279,131)     (1,265,489)       (340,315)     (2,119,165)
Provision for income taxes (benefit)                            --            (9,801)           --          (249,801)
                                                        ------------    ------------    ------------    ------------

Net loss                                                  (4,279,131)     (1,255,688)       (340,315)     (1,869,364)

Other comprehensive (loss) income:
   Foreign currency translation, net of tax                 (165,941)         19,050         (91,597)         11,011
                                                        ------------    ------------    ------------    ------------

Comprehensive loss                                      $ (4,445,072)   $ (1,236,638)   $   (431,912)   $ (1,858,353)
                                                        ============    ============    ============    ============

Loss per share

Basic                                                   $       (.18)   $       (.06)   $       (.01)   $       (.08)
Diluted                                                 $       (.18)   $       (.06)   $       (.01)   $       (.08)

Weighted average shares outstanding

Basic                                                     23,536,053      22,260,680      23,772,924      22,280,124
Diluted                                                   23,536,053      22,260,680      23,772,924      22,280,124








See accompanying notes to consolidated financial statements.

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Six Months Ended
                                                                                 June 30,
                                                                          2 0 0 0        1 9 9 9
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $(4,279,131)   $(1,255,688)
 Adjustment to reconcile net loss to net
    cash used in operations
    Depreciation and amortization                                            82,802         53,856
    Provision for bad debt expense                                         (109,846)          --
Changes in operating assets and liabilities:
    Accounts receivable                                                   2,634,748     (2,207,026)
    Inventories                                                             387,743       (444,771)
    Other assets                                                            (30,776)      (571,053)
    Accounts payable and accrued expenses                                  (537,665)     5,140,653
    Deferred revenues                                                       164,485       (359,878)
                                                                        -----------    -----------

Net cash (used in) provided by operating activities                      (1,687,640)       356,093
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                                --         (111,382)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings of notes payable                                       2,052,571       (581,648)
    Proceeds from issuance of common stock                                     --          300,000
                                                                        -----------    -----------

Net cash flows provided by (used in) financing activities                 2,052,571       (281,648)
                                                                        -----------    -----------

Foreign currency effect on cash                                            (165,941)        57,402
                                                                        -----------    -----------

Net change in cash                                                          198,990         20,465
Cash at beginning of year                                                   173,579        133,676
                                                                        -----------    -----------

Cash at end of year                                                     $   372,569    $   154,141
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


Net sales for the six months ended June 30, 2000 ("Fiscal 2000") decreased by $5,635,163, or 77%, to $1,668,295, as compared to $7,303,458 for the six months ended June 30, 1999 ("Fiscal 1999"). This decrease was attributable primarily to a large demand for products during the early part of 1999 due to year 2000 concerns and having the Company's main supplier sell a significant amount of goods directly to customers, with the Company receiving a commission on the sale. The Company is currently negotiating with its main supplier in order to attempt to obtain more favorable credit terms. Approximately 88% of the sales in Fiscal 1999, or $6,427,043 were from the sales of computer equipment as compared to 64% of sales in Fiscal 2000. In addition, approximately $1,800,000 of the decrease results from the Company's change in its revenue recognition policy to the modified cash basis. The Company made this change as a result of the tightening credit conditions by the Columbian banking system, the general downturn of the Columbian economy and the increase in the average number of days to collect accounts receivable.

The Company's gross profit for Fiscal 2000 decreased by $2,941,990, or 125%, to $(524,995), as compared to $2,416,995 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers and the greater efficiency in inventory management resulting from the merger of the Colombian subsidiaries have also resulted in an increased gross profit. As a result, gross profit as a percentage of sales increased from 33% in Fiscal 1999 to 37% in Fiscal 2000.

Selling, general and administrative expenses decreased by $131,568, or 6% to $2,213,415 in Fiscal 2000, as compared to $2,344,983 for Fiscal 1999. The decrease in expenses relates to cost savings associated with the combining of the Colombian subsidiaries during 1999.

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


As a result of the above, the Company had a loss from operations totaling $4,279,131 in Fiscal 2000, as compared to a loss from operations totaling $1,265,489 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $854,000 from the operations of ehola.


Liquidity and Capital Resources


The Company's Current Ratio changed to 0.26 at June 30, 2000, as compared to
0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses offset in part by a decrease in accounts receivable. At December 31, 1999, the Company has a working capital deficiency totaling $1,960,013. During the six months ended June 30, 2000, the working capital deficiency increased to $6,256,955.



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



The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. The Company has obtained the financing in part to supplement cash flow due to extended payment terms on accounts receivable. The Company has not been able to pass these charges through to their customers. The Company has been able to reduce their financing costs through financial arrangements with United States based banks. Officers of the companies personally guarantee a portion of these obligations and the balance owed as of June 30, 2000 approximated $978,393.



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


Dated:  September 12, 2000