Form 10QSB/A
period 2000-06-30
GLOBAL DATATEL INC
filed 2000-09-13
CIK 1080042

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A-3

                                 AMENDMENT NO. 3


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

     Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                     GLOBAL DATATEL, INC. AND SUBSIDIARIES



                             Index to Form 10-QSB/A-3



                       for the Period Ended June 30, 2000



PART I.  FINANCIAL INFORMATION

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


The Company's gross profit for Fiscal 2000 decreased by $2,941,990, or 125%, to $(524,995), as compared to $2,416,995 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume and the change to the modified cash method for revenue recognition. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers and the greater efficiency in inventory management resulting from the merger of the Colombian subsidiaries have also resulted in an increased gross profit. The increase was more than offset by Global's conversion to the modified cash method for revenue recognition. Global adopted this method as a result of tightening credit conditions by the Colombian banking system, the general downturn of the Colombian economy and the increase in the average number of days to collect accounts receivable. As a result, gross profit as a percentage of sales decreased from 33% in Fiscal 1999 to a gross loss of 31% in Fiscal 2000.


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