Form 10QSB
period 2000-09-30
GLOBAL DATATEL INC
filed 2001-01-23
CIK 1080042

GLOBAL  DATATEL  INC

                   FILING TYPE:     10QSB
                   DESCRIPTION:     QUARTERLY  REPORT
                   FILING DATE:     JANUARY  9,  2001
                   PERIOD  END:     SEPT.  30,  2000


              PRIMARY EXCHANGE:     OVER THE COUNTER INCLUDES OTC AND OTCBB
                        TICKER:     GDIS

TABLE  OF  CONTENTS



10QSB/A OTHERDOC

Balance Sheet Assets. . . . . . . . . . . . . . . . . . . . . . . . . 3
Balance Sheet Liabilities . . . . . . . . . . . . . . . . . . . . . . 4
Income Statement. . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . . . . . 6
NOTES TO . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . 7
ITEM 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

EX-11.2 OTHERDOC

Table5. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

EX-27 OTHERDOC

EX-27 OTHERDOC. . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly  period  ended  Sept. 30, 2000

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

Yes       No   X
     ---      ---

               APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                  PROCEEDINGS  DURING  THE  PRECEDING  FIVE  YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes  ___  No  ___

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of Sept 30, 2000:
23,772,924  shares  of  common  stock,  par  value  $.001  per  share.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No   X
     ---      ---

                  GLOBAL  DATATEL,  INC.  AND  SUBSIDIARIES


                          Index  to  Form  10-QSB

                 for  the  Period  Ended  Sept  30,  2000


PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated Balance Sheets                                          3 - 4

Consolidated Statements of Operations and Comprehensive Income           5

Consolidated Statements of Cash Flows                                    6

Notes to Consolidated Financial Statements                               7


Item 2.  Management's Discussion and Analysis or Plan of Operation  8 - 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                              12

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 Sept 30,  December 31,
                                                 2 0 0 0     1 9 9 9
                                              ----------  -------------
                             A S S E T S

Current assets:
   Cash                                       $  164,829  $     173,579
   Accounts receivable, net of allowance
     for doubtful accounts of $48,296 and
     $363,718, respectively                    1,292,281      3,030,984
   Inventories                                   308,352        948,724
   Prepaid expenses and other current assets   2,554,414        604,301
                                              ----------  -------------

                  Total current assets         4,319,875      4,757,588
                                              ----------  -------------

Property, plant and equipment, net of
   accumulated depreciation of $480,494
   and $384,272, respectively                    455,751        500,681
                                              ----------  -------------

Other assets:
   Goodwill, net of accumulated amortization
     of  $118,040 and $66,720, respectively    1,113,704      1,165,024
   Other assets                                        0        174,931
                                              ----------  -------------

                  Total other assets           1,569,455      1,339,955
                                              ----------  -------------

                  Total assets                $5,889,331  $   6,598,224
                                              ==========  =============

See  accompanying  notes  to  consolidated  financial  statements.

                      GLOBAL  DATATEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED  BALANCE  SHEETS


                                                        Sept. 30,     December 31,
                                                         2 0 0 0        1 9 9 9
                                                      -------------  --------------

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

Current liabilities:
   Short term borrowings, banks                       $    767,398   $     707,029
   Note payable - Surge Components, Inc.                 4,101,740       1,000,000
   Deferred revenues                                        53,982          40,441
   Accounts payable                                      3,631,401       2,948,700
   Accrued expenses                                        640,856       1,359,764
   Notes payable to shareholders                                --         661,667
                                                      -------------  --------------

                  Total current liabilities              9,195,377       6,717,601

Mortgage payable - bank                                     65,046          72,921
                                                      -------------  --------------

                  Total liabilities                      9,260,423       6,790,522
                                                      -------------  --------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock 25,000,000 shares
   authorized, par value $.001,  none issued                    --              --
Common  stock, 50,000,000 shares authorized
   par value $.001, 23,772,924 and 23,280,124
   issued and outstanding respectively                      23,773          23,280
Paid in capital                                         11,703,315      11,703,788
Accumulated deficit                                    (15,054,551)    (12,019,715)
Foreign currency translation adjustment                    (43,629)        100,349
                                                      -------------  --------------

                  Total stockholders' deficiency        (3,371,092)       (192,298)
                                                      -------------  --------------

                  Total liabilities and stockholders  $  5,889,331   $   6,598,224
                                                      =============  ==============

          See accompanying notes to consolidated financial statements.

                     GLOBAL  DATATEL,  INC.  AND  SUBSIDIARIES

                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                            AND  COMPREHENSIVE  INCOME

                                               Nine  Months  Ended      Three  Months  Ended
                                                   Sept. 30,                  Sept. 30,
                                             2 0 0 0       1 9 9 9       2 0 0 0      1 9 9 9
                                           ------------  ------------  -----------  ------------

Net sales                                  $ 5,769,574   $ 9,583,440   $ 4,101,279    2,279,982
Costs of goods sold                          2,973,246     6,287,233       779,955    1,400,770
                                           ------------  ------------  -----------  ------------

Gross profit                                 2,796,328     3,296,207     3,321,323      879,212
                                           ------------  ------------  -----------  ------------

Selling, general, and administrative
Expenses                                     2,830,130     2,854,441       616,715      642,242
Payroll and related expenses                 2,582,003     2,531,876     1,247,891    1,339,037
Interest expense, net                          419,033       364,082       212,424      117,429
                                           ------------  ------------  -----------  ------------

Total expenses                               5,831,166     5,750,399     2,077,030    2,098,708
                                           ------------  ------------  -----------  ------------

Loss before provision for
income taxes                                (3,034,838)   (2,454,192)    1,244,293   (1,219,496)
Provision for income taxes (benefit)                         138,364                    148,165
                                           ------------  ------------  -----------  ------------

Net Income (loss)                           (3,034,838)   (2,592,556)    1,244,293   (1,367,661)

Other comprehensive (loss) income:
Foreign currency translation, net of tax       (43,629)      279,299       122,312      260,249
                                           ------------  ------------  -----------  ------------

Comprehensive loss                          (3,078,467)  $(2,313,257)  $ 1,366,605  $(1,107,412)
                                           ============  ============  ===========  ============

Loss per share

Basic                                             (.13)         (.10)  $       .06  $      (.05)
Diluted                                           (.13)  $      (.10)          .06  $      (.05)

Weighted average shares outstanding

Basic                                       23,536,053    22,260,680    23,772,924   22,280,124
Diluted                                     23,536,053    22,260,680    23,772,924   22,280,124

          See accompanying notes to consolidated financial statements.

                      GLOBAL  DATATEL,  INC.  AND  SUBSIDIARIES

                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                                              Nine  Months  Ended
                                                                   Sept  30,
                                                             2 0 0 0       1 9 9 9
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $(3,078,467)  $(2,592,556)
 Adjustment to reconcile net loss to net
    cash used in operations
    Depreciation and amortization                              147,542        82,670
    Provision for bad debt expense                                            14,715
 Changes in operating assets and liabilities:
    Accounts receivable                                      1,738,703      ( 45,644)
    Inventories                                                640,372       115,459
    Other assets                                            (1,775,182)   (1,023,417)
    Accounts payable and accrued expenses                       16,287     3,238,499
    Deferred revenues                                           13,541      (364,322)
                                                           ------------  ------------

Net cash (used in) provided by operating activities         (2,297,204)     (574,596)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                               ( 51,292)     ( 63,811)
                                                           ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings of notes payable                          2,440,073      ( 23,930)
    Proceeds from issuance of common stock                          --       300,000
                                                           ------------  ------------

Net cash flows provided by (used in) financing activities    2,440,073       276,070
                                                           ------------  ------------

Foreign currency effect on cash                               (100,327)      279,299
                                                           ------------  ------------

Net change in cash                                              (8,750)      (83,038)

Cash at beginning of period                                    173,579       133,676
Cash at end of period                                          164,829        50,638

          See accompanying notes to consolidated financial statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER  30, 2000


NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES


In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc. contain all adjustments necessary to present fairly the Company's financial position as of Sept.30, 2000 and December 31, 1999 and the statements of income and comprehensive income for the nine and three months ended Sept.30, 2000 and 1999 and statement of cash flows for the nine months ended Sept. 30, 2000 and 1999.

The consolidated results of operations for the nine and three months ended Sept. 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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

Nine months ended Sept.30, 2000 as compared to the Nine months ended Sept.30, 1999.

Net sales for the nine months ended Sept.30, 2000 ("Fiscal 2000") decreased by $3,813,916, or 40%, to $5,769,574, as compared to $9,583,440 for the nine months ended Sept.30, 1999 ("Fiscal 1999"). This decrease was attributable primarily to having the Company's main supplier sell a significant amount of goods directly to customers, with the Company receiving a commission on the sale. The Company is currently negotiating with its main supplier in order to attempt to obtain more favorable credit terms.

The Company's gross profit for Fiscal 2000 decreased by $499,879 , or 15%, to $ 2,796,328, as compared to $3,296,207 for Fiscal 1999. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2000 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers and the greater efficiency in inventory management resulting from the merger of the Colombian subsidiaries have also resulted in an increased gross profit. As a result, gross profit as a percentage of sales increased from 34% in Fiscal 1999 to 48% in Fiscal 2000.

Selling, general and administrative expenses decreased by $24,311 , or 1% to $2,830,130 in Fiscal 2000, as compared to $2,854,441 for Fiscal 1999.

Payroll expenses increased by $50,127 , or 2% to $2,582,003 in Fiscal 2000, as compared to $2,531,876 in Fiscal 1999. The increase is due to the hiring of additional staff such as marketing, design, and technical personnel. These increases are primarily due to the Company's commitment towards increasing sales and its related investment in internet e-commerce activities since the later part of 1999.

As a result of the above, the Company had a loss from operations totaling $3,034,838 in Fiscal 2000, as compared to a loss from operations totaling $2,592,556 in Fiscal 1999. Included in the net loss for Fiscal 2000, are losses totaling approximately $1,249,000 from the operations of E-hola.

Liquidity  and  Capital  Resources

The Company's Current Ratio changed to 0.47 at September 30, 2000, as compared to 0.71 at December 31, 1999, as a result of an increase of other current assets, notes and accounts payable and accrued expenses. At December 31, 1999, the Company had a working capital deficiency totaling $1,960,013. During the nine months ended September 30, 2000, the working capital deficiency increased to $4,875,502.

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

During the nine months ended September 30, 2000, the Company had net cash used in operating activities of $2,297,204, as compared to $574,596 used by operating activities in the nine months ended September 30, 1999. The increase in cash used in operating activities resulted primarily from losses incurred during the nine months ended September 30, 2000.

     The Company had net cash provided by financing activities of $2,440,073 for The nine months ended September 30, 2000, as compared to $276,070 provided in financing activities for the nine months ended September 30, 1999. This increase in the cash provided by financing activities was a result of proceeds from a convertible note with Surge as described more fully below. As a result of the foregoing, the Company had a net decrease in cash of $8,750 during the nine months ended September 30, 2000, as compared to a decrease of $83,038 for the nine months ended September 30, 1999.

As 95% of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The Company's current financial situation, as well as the ongoing funding to support the initial and continuing operations of Ehola, will require the Company to obtain additional financing in order to meet its obligations during the next twelve months. As a result, the Company has not been able to adequately fund the marketing of Ehola. Ehola has therefore been unable to attract and retain more than 350 paid subscribers for its internet service provider operations. Consequently, revenues for Ehola totaled less than $140,000 for the nine months ended September 30, 2000. The Company has obtained funds through a convertible note with Surge that has been used in part to sustain the operations of the Company. A significant amount of additional funding is anticipated from the potential exercised of Surge warrants subsequent to the completion of the proposed acquisition by Surge.

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

At September 30, 2000 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,001 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.

The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Officers of the companies personally guarantee a portion of these obligations and the balance owed as of Sept.30, 2000 approximated $767,398.

ICR and Global have available lines of credit aggregating $148,750, at 10% interest, personally guaranteed by the majority stockholder of the Company, for working capital purposes. As of September 30, 2000, the balance owed on this line of credit was approximately $130,896.

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

SUBSECUENT  EVENTS

In November 8, 2000 ,Global DataTel, Inc. announced that it intends on selling select assets to Superus Holdings (Nasdaq:SPRS - news). Superus will not close
                                            ----   ----
on all assets as originally agreed, and approved in a proposed merger with Global. The select assets Global intends on selling to Superus in exchange for cancellation of Global's outstanding note payable to Superus in the amount of $4,800,000, approximately plus interest, will result in a significant one time gain to Global. The sale will improve Global's balance sheet significantly. Global does not anticipate the sale affecting its gross revenue. Management intends on applying for listing on the Over the Counter Bulletin Board as soon as practical.
Superus's Board of Directors elected to terminate the previously agreed to Assets Purchase Agreement with Global, wherein all of the assets and certain liabilities of Global were to be acquired, due to the Company's inability to fulfill various conditions precedent.
Global's inability to meet the various conditions was highlighted by a lawsuit against it by two former directors, Messrs. David Newren and David Levy. While Global believes that the lawsuit was, and is baseless, the Company was unable to settle the matter in a timely fashion. In addition, Nasdaq refused future listing of Superus if Superus closed on the assets purchase as originally planned because of a pending Newark, New Jersey US attorney's investigation of a beneficial holder of Global's shares. Global and its Officers and Directors worked diligently to resolve all issues but were unable to do so in a timely manner. The Company intends to continue its efforts to resolve these issues and to conduct its business in the best interest of its shareholders. Superus expressed its intent upon termination of the Assets Purchase Agreement, in selectively acquiring certain assets in an amicable settlement of the loan and pledge agreement entered into previously between Superus and Global. There shall be no shares of Superus issued to Global or its shareholders as originally intended under the Assets Purchase Agreement pursuant to its termination.


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