Form 10QSB/A
period 2000-09-30
GLOBAL DATATEL INC
filed 2001-01-23
CIK 1080042

GLOBAL  DATATEL  INC


                   FILING TYPE:     10QSB/A
                   DESCRIPTION:     QUARTERLY  REPORT
                   FILING DATE:     JANUARY 23,  2001
                   PERIOD  END:     SEPT.  30,  2000


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

EX-27 OTHERDOC

EX-27 OTHERDOC. . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB
                             AMENDMENT NUMBER ONE


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