Form 10QSB
period 2001-03-31
GLOBAL DATATEL INC
filed 2001-05-25
CIK 1080042

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                  FORM  10-QSB

(Mark  One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  March  31,  2001

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

Yes       No
     ---      ---

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2.001 23,772,924 shares of common stock, par value $.001 per share.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes       No   X
     ---      ---




                      GLOBAL DATATEL, INC. AND SUBSIDIARIES


                              Index to Form 10-QSB

                      for the Period Ended March 31, 2001



PART  I  .  FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

Consolidated  Balance Sheets                                               3 - 4

Consolidated  Statements  of  Operations  and  Comprehensive Income            5

Consolidated  Statements  of  Cash  Flows                                      6

Notes  to  Consolidated  Financial  Statements                                 7


Item 2.  Management's Discussion and Analysis or Plan of Operation        8 - 11


PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on Form 8-K                                 12

Signatures                                                                    12

                     GLOBAL  DATATEL,  INC.  AND  SUBSIDIARIES

                           CONSOLIDATED  BALANCE  SHEET

                                                         MARCH 31      DEC. 31
                                                           2,001        2,000
                                                        -----------  -----------
A S S E T S

CURRENT ASSETS:
     Cash                                                    56,724       34,925
     Accounts Receivable, net of allowance
     for doubful accounts of $149,418 and
     $151,464 respectivily                                  687,381      779,700
     Inventories                                            159,491      303,342
     Prepaid expenses and other current assets            2,373,751    2,300,337
                                                        -----------  -----------

               TOTAL CURRENT ASSETS                       3,277,347    3,418,304
                                                        -----------  -----------

Property, plant and equipment, net of
     accumulated depreciation of $571,419 and
     $525,610, respectively                                 327,641      407,025

Other assets:
     Goodwill, net of accumulate amortization of
     $143,700 and $128,304, respectivily                  1,088,044    1,103,440
     Other assets                                                              0
                                                        -----------  -----------

               TOTAL OTHER ASSETS                         1,415,685    1,103,440
                                                        -----------  -----------

               TOTAL ASSETS                               4,693,031    4,928,769
                                                        ===========  ===========

LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
     Short term borrowing banks                             523,351      641,095
     Notes payable - Surge Components Inc.                        0            0
     Deferred revenue                                        19,449       19,920
     Accounts payable                                     3,659,807    3,224,033
     Accrued expenses                                       392,362      264,709
     Notes payable to stockholders                                             0
                                                        -----------  -----------

               TOTAL CURRENT LIABILITIES                  4,594,969    4,149,757
                                                        -----------  -----------

     Mortgage payable - banks                                61,262       63,478
                                                        -----------  -----------


               TOTAL  LIABILITIES                         4,656,231    4,213,235
                                                        -----------  -----------

STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred sotck 25,000,000 shares authotized
     par value $0.001, non issued
     Common stock, 50,000,000 shares authorized
     par value $0.001, 23,772,924 and 23,772,924
     issued and outstanding respectivily                     23,773       23,773
     Paid in capital                                     11,703,315   11,703,315
     Accumulated deficit                                          -            -
                                                         11,697,186   10,924,332
     Foreign currency translation adjustment                  6,898      -87,222
                                                        -----------  -----------

               STOCKHOLDERS EQUITY (DEFICIENCY):             36,801      715,534
                                                        -----------  -----------

               TOTAL LIABILITIES & STOCKHOLDERS EQUITY    4,693,032    4,928,769
                                                        ===========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                         THREE MONTHS ENDED MARCH 31,

                                               2001        2000
                                            ----------  ----------
Net Sales                                    1,045,900   2,530,385
Cost of goods sold                             648,402   1,581,735

GROSS PROFIT                                   397,498     948,650

Selling, general and administrative
expenses                                       334,221   1,312,286
Payroll and related expenses                   726,845     911,918
Interest expenses - net -                       22,063     112,366

TOTAL EXPENSES                               1,083,128   2,336,570

GAIN (LOSS) BEFORE PROVISION FOR
INCOME TAX                                    -685,631  -1,387,920

Provision for income taxes

NET INCOME (LOSS)                             -685,631  -1,387,920

Income of discontinued operations

INCOME BEFORE OTHER COMPREHENSIVE
     INCOME (LOSS)                            -685,631  -1,387,920

Other comprehensive income (loss)
     Foreign currency translation, net of
     taxes                                       6,898     -74,344

COMPREHENSIVE INCOME (LOSS)                   -678,733  -1,462,264

Gain per share

Basic                                            -0.03       -0.06
Diluted                                          -0.03       -0.06

Weigthed average shares outstanding

Basic                                       23,772,924  23,296,251
Diluted                                     23,772,924  23,296,251

See  accompanying  notes  to  consolidated  financial  statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2001       2000
                                                        ---------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net gain (loss)                                     -685,631  -1,387,920
     Adjustments to reconcile net gain (loss) to
     net cash used in operations:
     Depreciation and amortization                         65,120      28,028
     Net book value of fixed assets retired/sold           29,660
     Provision for bad debt expenses                            0    -222,502

     Changes in operating assets and liabilities:
     Accounts receivable                                   92,319    -126,859
     Inventories                                          143,851     236,344
     Other assets                                         -73,414  -1,014,481
     Accounts payable and accrued expenses                563,427   1,026,416
     Deferred revenue                                        -471     128,769

     Net cash provided (used) by operating activities     134,862  -1,332,205

CASH FLOW FROM INVESTING ACTIVITIES
     Acquisition of fixed assets
     Deferred acquisition cost                                        -60,000

     Net cash flow provided (used in) investing
     activities                                                 0     -60,000

CASH FLOW FROM FINANCING ACTIVITIES
     Net borrowing of notes payable                      -119,960   1,982,017
     Net advances from stockholders                             0    -661,667
     Proceeds from issuance of common stock

     Net cash flow provided (used in) financing
     activities                                          -119,960   1,320,350

Foreign currency translation, net of tax                    6,898     -64,344

NET CHANGE IN CASH                                         21,799    -136,199

Cash at beginning of period                                34,925     173,579

CASH AT END OF PERIOD                                      56,724      37,380

See  accompanying  notes  to  consolidated  financial  statements.

                      GLOBAL DATATEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March   31, 2001


NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES


In the opinion of management, the accompanying consolidated financial statements of Global DataTel, Inc. contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and March 31, 2000 and the statements of income and comprehensive income for the three months ended March 31, 2001 and 2000 and statement of cash flows for the three months ended March
31,  2001  and  2000.

The consolidated results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the outcoming periods

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB, for the year ended December 31, 2000

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involves a number of risks and uncertainties. These include the Company's losses, lack of working capital, general economic downturns, economic, social and political conditions in Colombia and other parts of Central and South America, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

Net sales for the three months ended March 31, 2001 ("Fiscal 2001") decreased by $1,484.485, or 59%, to $1,045,900, as compared to $2,530,385 for the three months ended March .31, 2.000 ("Fiscal 2.000"). This decrease was attributable primarily to having the Company's main supplier sell a significant amount of goods directly to customers, with the Company receiving a commission on the sale. The Company is currently negotiating with its main supplier in order to attempt to obtain more favorable credit terms.

The Company's gross profit for Fiscal 2001 decreased by $ 551,152 , or 58%, to $ 397,498, as compared to $ 948,650 for Fiscal 2000. The decrease in the gross profit resulted primarily from the decrease in sales volume. The Company has reduced the amount of inventory it keeps on hand and the related carrying costs as a result of the Company's main supplier selling directly to the customer. Additionally, a greater percentage of the sales during 2001 were from services provided to customers. These sales have historically had a higher gross profit than those of the sales of products. The receiving of commission on the sales made by the Company's main supplier directly to the Company's customers and the greater efficiency in inventory management resulting from the merger of the Colombian subsidiaries have also resulted in an increased gross profit. As a result, gross profit as a percentage of sales increased from 37% in Fiscal 2000 to 38% in Fiscal 2001.

Selling, general and administrative expenses decreased by $978,065, or 75% to $334,221 in Fiscal 2001, as compared to $1,312,286 for Fiscal 1999.

Payroll expenses decreased by $185,073, or 20% to $726,845 in Fiscal 2001, as compared to $911,918 in Fiscal 2000. The decrease is due to lower commissions expense because the lower sales volumes, some reductions in administrative support and the reduction in design, and technical personnel. These decreases are primarily due to the Company's decision to close the operations in Internet e-commerce activities since the later part of 2000.

Interest expenses also, decreased $ 90,323 or 80% to $ 22,063 in Fiscal 2001, as compared to $ 112,366 in Fiscal 2000. This reduction is due primarily to lower interest rates and a reduction in external debt.

As a result of the above, the Company had a loss from operations totaling $685,631 in Fiscal 2001, as compared to a loss from operations totaling $1,387,920 in Fiscal 2000.

The proposed merger with Superus Holdings was not closed. However, including in the closing agreement, selected assets of Global were selling to Superus Holdings in exchange for cancellation of the note payable to Superus in the amount of $ 4,500,613 plus accrued interest and other charges in the amount of $ 92,370, totaling an extraordinary one time income of $ 4,592,983. This extraordinary  income  was  recorded  in  December  2000

Based on above, the final loss for Fiscal 2001 was $ 678,733 compared to the loss of $ 1,462,264 for the Fiscal 2000.


Liquidity  and  Capital  Resources

The  Company's  Current Ratio changed to 0.71 at March  31, 2001, as compared to
0.82 at December 31, 2000, as a result of a decrease in current assets and an increase in current liabilities. At December 31, 2000, the Company has a working capital deficiency totaling $731,453. During the three months ended March 31, 2001, the working capital deficiency increased to $ 1,317,622.


As a percentage of quarterly revenues, accounts receivable has increased during this first quarter compared to the fourth quarter of 2000. This increase is primarily related to the limitation imposed by Global to sell products only to customers to assure the payment through IBM financing and a delay in IBM to apply the corresponding credits. Since the Company's customers are mainly medium to large quality companies, bad debts have not been material, and the Company periodically reviews its allowance for such bad debts and adjusts the balance accordingly.

During the three months ended March 31, 2001, the Company had net cash provided in operating activities of $134,862, as compared to $1,332,205 used by operating activities in the three months ended March 31, 2000. The increase in cash provided in operating activities resulted primarily from the reduction of loss incurred during the Fiscal 2001, compared to the loss incurred in Fiscal 2000.

The Company had net cash used by financing activities of $ 119,960 for the Fiscal 2001, as compared to $1,320,350 provided in financing activities for the three months ended March 31, 2000. This increase in the cash used by financing activities was a result of the cancellation of note payable to Surge as explained above. As a result of the foregoing, the Company had a net increase in cash of $21,799 during the three months ended March 31, 2001, as compared to a decrease of $136,199 for three months ended March 31, 2000 .

As 95% of the Company's operations are currently conducted in Colombia, the Company is subject to special consideration and significant risks not typically associated with Companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Colombia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittance abroad, and rates and methods of taxation among other things. Since its working capital has been limited, obligations and commitments have gone unfulfilled. The Company's current financial situation will require the Company to obtain additional financing in order to meet its obligations during the next twelve months.

The Company has had losses generated from operations for several years. These losses have generally been financed through stockholder loans, proceeds from stock issuance's or the issuance of shares to pay for services rendered to the Company. On February 5, 1999 the Company did an offering under Rule 504 of Regulation D for 100,000 shares of its common stock at $3.00 per share. The offering was subscribed to in full by a related party.

At March 31, 2001 the Company has only one class of common stock outstanding and a Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidating value of no less than $35,000,000 and has preference over all other stock in a liquidation. The conversion value is based on the liquidating value and a maximum share price of 111 shares of common stock for one share of preferred stock. There are no arrearages in preferred dividends. On June 25, 1999, the shares were converted into 13,000,001 shares of the Company's common stock.

On March 14, 1996, DLR obtained a mortgage from a bank for the purchase of their office facility in Bogota, Colombia. The mortgage expires on March 2012 and had an initial principal balance of $99,400. The mortgage agreement allows for an increase in the outstanding principal balance due to monetary adjustments as mandated by the Colombian Central Bank.


The Colombian subsidiaries obtain short-term financing from banks and financing companies. Interest on such obligations currently range between 18% and 28% annually and is determined by the financing source subsequent to the availability of funds. Officers of the companies personally guarantee a portion of these obligations and the balance owed as of March 31, 2001 approximated $523,351.


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

In February 2000, the Company replaced the previous Subordinated Convertible Promissory Note ("Convertible Note") with Surge totaling up to $6,250,000. The Convertible Note accrues interest at the rate of 10% per annum. Upon completion of the Company's acquisition by Surge, the Convertible Note and all accrued interest will be forgiven. If the acquisition does not occur by October 1, 2000, as extended by oral consent, Surge, at its own discretion, may convert this note into the common stock of the Company on a dollar for dollar basis at a conversion price equal to 90% of the average closing price of the Company's. Common Stock for the preceding 20 trading days or Surge may demand repayment. The Convertible Note is secured by the pledging of certain shares of stock owned by the President of the Company.

In November ,Global DataTel, Inc. -today announced that it intends on selling select assets to Superus Holdings (Nasdaq:SPRS - news). Superus will not close
                                            ----   ----
on all assets as originally agreed, and approved in a proposed merger with Global. The select assets Global intends on selling to Superus in exchange for cancellation of Global's outstanding note payable to Superus in the amount of $4,800,000, approximately plus interest, resulted in a significant one time gain to Global. The sale will improve Global's balance sheet significantly. Global does not anticipate the sale affecting its gross revenue.
Management intends on applying for listing on the Over the Counter Bulletin Board as soon as practical.
Superus's Board of Directors elected to terminate the previously agreed to Assets Purchase Agreement with Global, wherein all of the assets and certain liabilities of Global were to be acquired, due to the Company's inability to fulfill various conditions precedent.
Global's inability to meet the various conditions was highlighted by a lawsuit against it by two former directors, Messrs. David Newren and David Levy. While Global believes that the lawsuit was, and is baseless, the Company was unable to settle the matter in a timely fashion. In addition, Nasdaq refused future listing of Superus if Superus closed on the assets purchase as originally planned because of a pending Newark, New Jersey US attorney's investigation of a beneficial holder of Global's shares. Global and its Officers and Directors worked diligently to resolve all issues but were unable to do so in a timely manner. The Company intends to continue its efforts to resolve these issues and to conduct its business in the best interest of its shareholders. Superus expressed its intent upon termination of the Assets Purchase Agreement, in selectively acquiring certain assets in an amicable settlement of the loan and pledge agreement entered into previously between Superus and Global. There shall be no shares of Superus issued to Global or its shareholders as originally intended under the Assets Purchase Agreement pursuant to its termination.

On December 4th 2,000, a Termination, Release and Debt Discharge Agreement was signed. The parties intend that by this agreement and in full and final settlement, compromise, waiver and release by the parties hereto of certain claims, and related covenants and agreements. Global shall release and indemnify Surge with respect to certain matters in satisfaction of certain indebtedness owing from Global and the release of a pledge with respect to certain assets, and each of Surge and Global shall operate its respective business subject to no restrictions or other obligations to the other party that are not expressly set forth in the Agreement.

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